Form 10-Q
period 2012-10-31
APT Systems Inc
filed 2012-12-20
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   October 31, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-181597

APT SYSTEMS, INC.

 (Exact Name of Small Business Issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction)	(IRS Employer File Number)

16904 76 Street
Edmonton, AB Canada	T5Z 3Z9
(Address of principal executive offices)	(zip code)

 (780)-270-6048

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of December 20, 2012, registrant had outstanding 8,644,000 shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to APT SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

APT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended October 31, 2012

APT Systems, Inc.

Financial Statements

(Unaudited)

APT SYSTEMS, INC.

(A Development Stage Company)

Balance Sheets

The accompanying notes are an integral part of the financial statements.

	(Unaudited)

	October 31, 2012	January 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$7,034	$39,068
Prepaid expense	-	17,740
Total current assets	$7,034	$56,808

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$20,130	$475
Loan from director	20	-
TOTAL LIABILITIES	20,150	475

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock $0.001 par value, 10,000,000 shares authorized None issued as of October 31, 2012 and January 31, 2012 respectively	-	-

Common stock $0.001 par value, 90,000,000 shares authorized 8,644,000 shares issued and outstanding as of October 31, 2012 and January 31, 2012 respectively.	8,644	8,644
Additional paid-in capital	63,156	63,156
Deficit accumulated during the development stage	(84,916)	(15,467)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(13,116)	56,333

TOTAL STOCKHOLDERS' DEFICIT

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$7,034	$56,808

APT SYSTEMS, INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

The accompanying notes are an integral part of the financial statements

					Inception
					October 29, 2010
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Through
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011	October 31, 2012

Revenue
Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Operating Costs
Professional Fees	3,425	-	14,485	-	16,985
General and Administrative	3,785	-	54,395	-	67,362
Total Operating Costs	7,210	-	68,880	-	84,347

Other Income (Expense)
Interest income	2	-	9	-	9
Interest expense	(578)		(578)		(578)
Total Other Income (Expense)	(576)	-	(569)	-	(569)

Net Income(Loss)	$(7,786)	$-	$(69,449)	$-	$(84,916)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	8,644,000	-	8,644,000	-

APT SYSTEMS, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity

Period from October 29, 2010 (inception) through October 31, 2012

The accompanying notes are an integral part of the financial statements

.

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, October 29, 2010 (inception)	-	-	-	-	-

Net loss for the period ended January 31, 2011				(280)	(280)
Balance January 31, 2011	-	$-	$-	$(280)	$(280)

Common stock issued for cash	8,644,000	8,644	63,156		71,800

Net loss for the year ended January 31, 2012				(15,187)	(15,187)
Balance January 31, 2012	8,644,000	$8,644	$63,156	$(15,467)	$56,333

Net loss for the period ending October 31, 2012				(69,449)	(69,449)
Balance October 31, 2012 (Unaudited)	8,644,000	8,644	63,156	(84,916)	(13,116)

APT Systems, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

The accompanying notes are an integral part of the financial statements

.

			Inception
	Nine Months	Nine Months	(October 29, 2010)
	Ended	Ended	Through
	October 31, 2012	October 31, 2011	October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,449)	$-	$(84,916)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	17,740	-	-
Increase(decrease) in accrued expenses	19,675	-	20,150

Net cash provided by (used in) operating activities	$(32,034)	$-	$(64,766)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder	-	-
Issuance of common stock for cash	-	-	71,800
Net cash provided by financing activities	-	-	71,800

Net change in cash and cash equivalents	(32,034)	-	7,034

Net increase in cash
Cash and cash equivalents at beginning of period	39,068	-	-
Cash and cash equivalents at end of period	$7,034	$-	$7,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

APT SYSTEMS, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (A Development Stage Company) October 31, 2012

1. NATURE OF OPERATIONS

APT Systems, Inc. (“The Company”) was incorporated in the State of Delaware on October 29, 2010 to engage in the creation of innovative stock trading platforms and visualization solutions for the financial markets. The Company is in the development stage with no revenues and a limited operating history.

Going Concern Consideration

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by Accounting Principles generally accepted accounting principles in United States America (“US GAAP”) for complete financial statements and related notes. The accompanying unaudited  financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the year ended January 31, 2012.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of APT Systems, Inc. as of October 31, 2012 and January 31, 2012 and the results of their operations and cash flows for the periods ended October 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

APT SYSTEMS, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (A Development Stage Company) October 31, 2012

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Development Stage Company

The Company complies with Financial Accounting Standards Codification (“ASC”) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage enterprise.

Financial Instrument

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents and accounts payable, approximate their market values as of October 31, 2012.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At October 31, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(A Development Stage Company)

October 31, 2012

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

3. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

The Company entered into an Executive Employment agreement with Mr. Joseph Gagnon on February 3, 2012.  This agreement was amended jointly by the Board of Directors and Mr. Gagnon.  As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon would modify his responsibilities and compensation under the Second Amended Executive Employment agreement remaining in effect until December 15, 2012.  No compensation was paid to Mr. Gagnon during this quarter. As of October 31, 2012, $10,000 was paid.

4. COMMON SHARES

a)	In October 2011, the Company authorized the issue of 5,000,000 common shares of the Company at par value of $0.001 to Glenda Dowie, the President and Chief Executive Officer of the Company, for net cash proceeds of $5,000.
b)	In October 2011, the Company authorized the issue of 500,000 common shares of the Company at par value of $0.001 per share to an investor, for net cash proceeds of $500.
c)	In November 2011, the Company authorized the issue of 200,000 common shares of the Company at $0.005 per share to Carl Hussey, the Treasurer and Chief Financial Officer of the Company, for net cash proceeds of $1,000.
d)	In November 2011, the Company authorized the issue of 200,000 common shares of the Company at $0.005 per share to Joseph Gagnon, the Secretary and Chief Technology Officer of the Company, for net cash proceeds of $1,000.
e)	In November 2011, the Company authorized the issue of 1,604,000 common shares of the Company at $0.005 per share to various investors for net cash proceeds of $8,020.
f)	In December 2011, the Company authorized the issue of 962,000 common shares of the Company at $.04 per share to various investors for net cash proceeds of $38,480.
g)	In January of 2012, the Company authorized the issue of 178,000 common shares of the Company at $0.10 per share to various investors for net cash proceeds of $17,800.

At October 31, 2012 there are total of 8,644,000 common shares of the Company issued and outstanding.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(A Development Stage Company)

October 31, 2012

4. COMMON SHARES (Continued)

During the period ended October 31, 2012 the Company filed an S-1 with the securities and exchange commission to raise an additional $200,000 by selling up to 1,000,000 shares $.20 cents per share.

5. INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following for the periods ending:

	October 31, 2012	January 31, 2012

Federal income tax benefit attributed to:

Net operating loss	23,613	5,309

Valuation	(23,613)	(5,309)

Net benefit	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:	October 31, 2012	January 31, 2012

Deferred tax attributed:	28,872	5,309

Net operating loss carryover	(28,872)	(5,309)

Less: change in valuation allowance

Net deferred tax asset	-	-

 At October 31, 2012, the Company had an unused net operating loss carry-forward approximating $84,916 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Overview and History

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010. It is a development stage company and has not yet generated any revenues. Its limited start-up operations have consisted of the formation of the Company, development of its business plan, identification of its target market and the research and development of its product. Other than the offering described in the S-1 Registration Statement that became effective on November 30, 2012, we do not plan on raising any additional funds within the next twelve months. We have not been subject to any bankruptcy, receivership or similar proceeding.

The company operations are currently being conducted out of the premises of its President, Glenda Dowie on a rent-free basis during its development stage. The office is at 16904 76 Street, Edmonton, AB, Canada T5Z 3Z9. The Company considers its current principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company. Its fiscal year end is January 31st.

“APT” is an acronym for ‘Applied Proprietary Trading’. APT Systems, Inc. is a company that will be specializing in the creation of innovative equities trading platforms, stock research tools and visualization solutions for the financial markets. APT, a technology solution provider, is focusing on the hand held market where we will develop and publish custom technical analysis indicators and trading systems both in-house and for third parties. In addition, the Company intends to develop a user friendly charting tool that displays price action and historic pricing for publicly traded companies. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. Utilizing real time and delayed data networks along with graphic techniques pioneered in the gaming industry, APT’s solutions can speak to the mobile needs to be demanded by the next generation of traders.

In order to advance itself during its development stage, APT Systems can roll out traditional trading tools and publish charts for the hand held market to test plans and generate cash flow. However, these tools would be refreshed with leading edge graphics and networking technology to become desirable real-time and interactive trading assistance software.

APT services can extend to include:

-          Mobile Trading App Development

-          Sophisticated Robust Security Solutions

-          Data-driven Applications Technology

-          Financial Software Development

-          Analytical Software Development

-          Algorithmic Applied Technology

-          Trading Platform Refinement and Development

The steps remaining for the company to begin selling its above listed products are to finalize the programming of the software used in its products, specifically its dimensional charting tools, begin sales and marketing campaigns, contact prospective licencees, which the company expects to complete within 30 days, and deliver its products, which the company expects to complete in less than 180 days after its initial contact with prospective licensees. The user friendly charts will be available to users on a subscription fee plan and will be available under license from other financial companies and brokerage firms who we will attempt to sell our product to. The goal is to have our product used by both handheld (tablet and Smartphone application users) and web based clients.

Needs Assessment

Management believes the principal growth area in the personal computer market today is that of Smartphones and portable tablet devices; aside from being a large and quickly growing market, these mobile devices usually allow full time internet connectivity.  This makes them an ideal stage for a mobile equity-trading platform. Instead of merely porting existing software to allow on-the-go research and trading, APT Systems envisions for its future products an information-dense and interactive display of the financial markets. At this time, the Company believes that the future interactive display will include three dimensional imaging that the Company intends to use to provide financial information in new ways that can better assist novice users learning about publicly traded companies and those users who are trading equities in the public markets.

Distribution methods of the products or services

To facilitate marketing plans, our products and platforms will be available initially in the “App Store” managed by Apple Inc. Later, these same products will be available to audiences that prefer using other Smartphones such as Google’s Android or RIM’s BlackBerry. Especially in the case of Apple, these companies will provide marketing infrastructure to help developers reach their users and justify costs related to selling products from their app stores. These options will be fully explored and implemented as it makes sense to do so.

To further facilitate viral marketing plans, the Company products will be available for a very small downloading charge or in some cases free.  The Company is investigating a tiered subscription revenue model and revenue for providing licenses to others.

The Company will identify and address the target market for its services with apps, and demonstrate how it can help users optimize mobile devices for trading of equities in the North American markets.

Results of Operations

The Company has generated no revenue since inception on October 29, 2010 and has incurred $84,916 in total costs and expenses through October 31, 2012. The Company generated no revenue for the nine months ended October 31, 2012, and has incurred $14,485 in Professional expenses and $54,395 in General and administrative expenses.

In its audited financial statements as of January 31, 2012 the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the company current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Operating expenses, which consisted solely of professional fees, general and administrative expenses for the three month period ended October 31, 2012, were $7,210. This compares with operating expenses for the three month period ended October 31, 2011 of $0.  The major components of general and administrative expenses include accounting fees, consulting fees and legal fees.

As a result of the foregoing, we had a net loss of $7,786 for the three month period ended October 31, 2012. This compares with a net loss for the three month period ended October 31, 2011 of $0.

Operating expenses, which consisted solely of professional fees, general and administrative expenses for the nine month period ended October 31, 2012 were $68,880. This compares with operating expenses for the nine month period ended October 31, 2011 of $0. Operating expenses from October 29, 2010 through October 31, 2012 were $84,347. The major components of professional fees, general and administrative expenses include accounting fees, consulting fees and legal fees.

As a result of the foregoing, we had a net loss of $69,449 for the nine month period ended October 31, 2012. This compares with a net loss for the nine month period ended October 31, 2011 of $0. For the period from October 29, 2010 through October 31, 2012 our net loss was $84,916.

There is no historical financial information about the Company upon which to base an evaluation of its performance. It is in start-up/development stage operations and has not generated any revenues. The Company cannot guarantee it will be successful in its business operations.

Currently, the company will require a minimum of $50,000 over the next 12 months, which will be funded either through operations or through the sale of its common stock pursuant to the S-1 Registration Statement that became effective on November 30, 2012.

Liquidity and Capital Resources.

As of October 31, 2012, we had cash or cash equivalents of $7,034. As of January 31, 2012, we had cash or cash equivalents of $39,068.

Net cash used for operating activities was $32,034 for the nine month period ended October 31, 2012. This compares to net cash used for operating activities of $0 for the nine month period ended October 31, 2011. For the period from October 29, 2010 through October 31, 2012 they were $64,766.

Cash flows from investing activities were $-0- from our inception on October 29, 2010 through October 31, 2012.

Cash flows provided by financing activities were $0 for the nine month period ended October 31, 2012 which compares to cash flows provided by financing activities of $-0- for the nine month period ended October 31, 2011. For the period from October 29, 2010 through October 31, 2012 they were $71,800.

As of October 31, 2012, our total assets were $7,034 and our total liabilities were $20,150. As of January 31, 2012, our total assets were $56,808 and our total liabilities were $475 in accounts payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation.

Our plan for the twelve months beginning October 31, 2012 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Finalize Dimensional Charting Tools:

It is the intention to first focus in the development of dimensional stock charts for use in financial apps for Smartphones and to apply for an Apple Developer billing privileges with a view to initially test their software with e-books sales delivered to the iPhone and iPad market in North America. Some initial work has taken place on the e-book and charting tools, as current funding has allowed. The Company is now focused on the completion of a user-friendly charting tool for hand held devices. Presently the Company is in possession of the e-book for a stock trading strategy and will work to move it into a format acceptable for iPads and iPhones.

In addition to the creation of its corporate website the company will procure expertise to help optimize its reach in search engine ranking through SEO (Search Engine Optimization) works. Our reserved domain is www.aptsystemsinc.com.

Begin Marketing and Sales efforts:

The Company marketing efforts will primarily be related to assuring its product is easily found in app stores and create a smooth downloading experience. The Company has budgeted $1,500 for the initial three months of marketing efforts to be supplemented by the lists it is developing. It is believed that there will be sufficient funds remaining for additional methods of marketing if a suitable opportunity presents itself. The Company intends to engage in marketing and sales efforts during the next twelve months, however, the amount of funds that the Company can dedicate to such efforts will be determined based on the overall amount of funds available during the next twelve months.

Once the app is live and the company has begun initial Search Engine Optimization (“SEO”) work and internet marketing, it is believed sales will be supported through the app stores and company website. The website will be set up to record all visitors automatically and billing will be handled by Apple’s extensive billing backend. This system will allow the company minimize staff, maintain efficient delivery of products, and keep records for both accounting and marketing.

Successful implementation of the company business strategy depends on factors specific to the internet, regulations regarding equities trading, app development licenses and the hand held device industry and numerous other factors that may be beyond its control. Adverse changes in the following factors could undermine its business strategy and have a material adverse effect on its business, its financial condition, and results of operations and cash flow:

  the competitive environment in the app sector that may force the Company to reduce prices below the optimal desired pricing level or increase promotional spending;
  the ability to anticipate changes in consumer preferences and to meet customers’ needs for trading products in a timely cost effective manner; and
  the ability to establish, maintain and eventually grow market share in a competitive environment.

For delivery of company information globally, geopolitical changes, changes in trading regulations, currency fluctuations, natural disasters, pandemics and other factors beyond its control may increase the cost of items it purchases, create communication issues or render product delivery difficult which could have a material adverse effect on its sales and profitability.

Concurrent Developments (0-12 months)

Future Trends use E-Books as a method for Training:

Future product considerations revolve around enhanced or animated e-books. Consumers have confirmed they enjoy e-books for their convenience and accessibility but they are similar in format to the traditional book. As animation is added to traditional images such as charts, this same technology can be applied to e-books to animate the content to better engage the reader. It is hoped the learning experience will be enriched and the lessons learned more thoroughly. It is believed customers will soon demand interactive books that provide a much better, more informed educational experience and replace standard training techniques.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Registration Statement on Form S-1 that became effective with the Securities and Exchange Commission on November 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below is information regarding the issuance and sales of securities without registration since inception. No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

On November 1, 2011 the Company issued a total of 5,000,000 shares of common stock to Glenda Dowie, our President and Chief Executive Officer for cash at $0.001 per share for a total of $5,000.

On November 1, 2011 the Company issued a total of 500,000 shares of common stock to Mark Anderson, an unaffiliated shareholder for cash at $0.001 per share for a total of $500.

On November 14, 2011 the Company issued a total of 200,000 shares of common stock to Carl Hussey, our Treasurer and Chief Financial Officer for cash at $0.005 per share for a total of $1,000.

On November 14, 2011 the Company issued a total of 200,000 shares of common stock to Joseph Gagnon, our Secretary and Chief Technology Officer for cash at $0.005 per share for a total of $1,000.

On December 7, 2011 the Company issued a total of 1,604,000 shares of common stock to 19 unaffiliated shareholders for cash at $0.005 per share for a total of $8,020.

On January 14, 2012 the Company issued a total of 962,000 shares of common stock to 15 unaffiliated shareholders for cash at $0.04 per share for a total of $38,480.

On January 31, 2012 the Company issued a total of 178,000 shares of common stock to 9 unaffiliated shareholders for cash at $0.10 per share for a total of $17,300.

These securities were issued in reliance upon an exemption provided by Regulation S promulgated under the Securities Act of 1933. The certificates for these securities were issued to a non-US resident and bear a restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

31.3	Certification of Principal Accounting Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

32.3	Certification of Principal Accounting Officer pursuant to Section 906

            * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2012.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: : /s/ Joseph Gagnon
Joseph Gagnon, Secretary and Chief Financial Officer

By: : /s/ Carl Hussey
Carl Hussey, Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	December 20, 2012
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Financial Officer and Director	December 20, 2012
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Principal Accounting Officer and Director	December 20, 2012
Carl Hussey	Title	Date

