Form 10-Q/A
period 2012-10-31
APT Systems Inc
filed 2013-01-04
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   October 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-181597

APT SYSTEMS, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction	(IRS Employer File Number)

16904 76 Street
Edmonton, AB Canada	T5Z 3Z9
(Address of principal executive offices)	(zip code)

 (780)-270-6048

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of December 20, 2012, registrant had outstanding 8,644,000 shares of the registrant's common stock.

Explanatory Note

APT Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended October 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 20, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Exhibits

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302

31.2*	Certification of Chief Financial Officer pursuant to Section 302

31.3*	Certification of Principal Accounting Officer pursuant to Section 302

32.1*	Certification of Chief Executive Officer pursuant to Section 906

32.2*	Certification of Chief Financial Officer pursuant to Section 906

32.3*	Certification of Principal Accounting Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

* Previously filed with the Company’s quarterly report on Form 10-Q for the period ended October 31, 2012, filed with the Securities and Exchange Commission on December 20, 2012.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

2

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 4, 2013.

APT Systems, Inc.

By:	/s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By:	/s/ Joseph Gagnon
Joseph Gagnon, Secretary and Chief Financial Officer

By:	/s/ Carl Hussey
Carl Hussey, Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	January 4, 2013
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Financial Officer and Director	January 4, 2013
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Principal Accounting Officer and Director	January 4, 2013
Carl Hussey	Title	Date

3