Form 10-K
period 2013-01-31
APT Systems Inc
filed 2013-07-17
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

Commission File No. 333-181597

APT SYSTEMS, INC.

 (Exact Name of Issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3400 Manulife Place
10180-101 Street
Edmonton, AB	T5J 3S4
(Address of principal executive offices)	(zip code)

(780) 270-6048

(Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐    No: ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty days cannot be determined since the Registrant’s securities currently have no public market.

As of July 3, 2013, registrant had outstanding 8,795,000 shares of common stock.

FORM 10-K

APT SYSTEMS, INC.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “APT Systems,” “the Company”,“we,” “us,” and “our,” refer to APT Systems, Inc., a Delaware corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

We were incorporated in the State of Delaware on October 29, 2010. We are a development stage company and have generated minimal revenues. Our limited start-up operations have consisted of the formation of the Company, development of our business plan, identification of our target market and the research and development of our product. We have not been subject to any bankruptcy, receivership or similar proceeding.

Our operations are currently being conducted out of the premises of our President, Glenda Dowie on a rent-free basis during our development stage. The office is at 3400 Manulife Place, 10180-101 Street, Edmonton, AB T5J 3S4. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the Company. Our fiscal year end is January 31st.

“APT” is an acronym for ‘Applied Proprietary Trading’. We are a company that specializes in the creation of innovative equities trading platforms, stock research tools and visualization solutions for the financial markets. Our Company, a technology solution provider, is focusing on the hand held market where we will develop and publish custom technical analysis indicators and trading systems both in-house and for third parties. In addition, we intend to develop a user friendly charting tool that displays price action and historic pricing for publicly traded companies. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. Utilizing real time and delayed data networks along with graphic techniques pioneered in the gaming industry, our solutions can speak to the mobile needs to be demanded by the next generation of traders.

In order to advance during our development stage, we can roll out traditional trading tools and publish charts for the hand held market to test plans and generate cash flow. However, these tools would be refreshed with leading edge graphics and networking technology to become desirable real-time and interactive trading assistance software.

APT services can extend to include:

-	Mobile Trading App Development
-	Sophisticated Robust Security Solutions
-	Data-driven Applications Technology
-	Financial Software Development
-	Analytical Software Development
-	Algorithmic Applied Technology
-	Trading Platform Refinement and Development

The steps remaining for us to begin selling our products listed above are to finalize the programming of the software used in our products, specifically our dimensional charting tools, begin sales and marketing campaigns, contact prospective licencees, and deliver our products, which we expect to complete in less than 180 days after our initial contact with prospective licensees. The user friendly charts will be available to users on a subscription fee plan and will be available under license from other financial companies and brokerage firms who we will attempt to sell our product to. The goal is to have our product used by both handheld (tablet and Smartphone application users) and web based clients.

Needs Assessment

Management believes the principal growth area in the personal computer market today is that of Smartphones and portable tablet devices; aside from being a large and quickly growing market, these mobile devices usually allow full time internet connectivity.  This makes them an ideal stage for a mobile equity-trading platform. Instead of merely porting existing software to allow on-the-go research and trading, we envision for our future products an information-dense and interactive display of the financial markets. At this time, we believe that the future interactive display will include three dimensional imaging that we intend to use to provide financial information in new ways that can better assist novice users learning about publicly traded companies and those users who are trading equities in the public markets.

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

To further facilitate viral marketing plans, our products will be available for a very small downloading charge or in some cases free.  We are investigating a tiered subscription revenue model and revenue for providing licenses to others.

We will identify and address the target market for our services with apps, and demonstrate how we can help users optimize mobile devices for trading of equities in the North American markets.

Organization

We are comprised of one corporation. All of our operations are conducted through this corporation.

Clients and Competition

Although there are many traditional financial products currently available on the web, it is our intent to provide products that will offer clarity and transparency to trading for the novice and the experienced trader.

Currently there are financial and trading apps offered by banks and brokerage houses to allow their clients to access data and trade from their Smartphones. However, it is not our intent to compete with these institutions, but rather to facilitate more trades by better informing our clients and providing them with better trading tools. The trading tools such as dimensional charts may be licensed to these same banks and brokers or subscribed to by users directly. We believe that we can work with the banks and brokerage firms who offer online and Smartphone trading access by providing a better product for their current and future clients.

Backlog

At January 31, 2013, we had no backlog.

Contracted Consultants

We currently have one consultant under contract. Mr. Gagnon is the only consultant with a consulting agreement. Per the terms of the agreement Mr. Gagnon, in his position as the Chief Technology Officer, is paid a minimum of $2,500 per month for services writing technical documents while the Company awaits full funding. As of June 15, 2012, Mr. Gagnon took a leave of absence from his role under the consulting agreement; however, he will continue to serve as an officer and director of the Company during his leave of absence. Our other officers and directors currently provide their services on a consultant basis without compensation. Based upon the amount of the proceeds from additional sales of our common stock, other future employees and directors may receive salaries. Once we generate revenue, future salaries will be evaluated at that time. Additional employees may be added in the future to assist in the monitoring and fulfillment of orders.

Proprietary Information

We own no proprietary information.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have spent funds on research and development of our website and mobile applications that was included as part of consulting services received to date. We plan to spend further funds on research and development activities in the future as the development of our software applications continue.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 3400 Manulife Place, 10180-101 Street, Edmonton, AB T5J 3S4. Our telephone number is (780)-270-6048.

Item 1A.  RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We have generated minimal revenue and have never been profitable.  We have a negative stockholders’ equity. As a result, we may never become profitable, and we could go out of business.

We were formed as a Delaware business entity in October of 2010. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on October 29, 2010 through January 31, 2013, we generated $11 in total revenue. We had stockholders’ deficit of $9,875 as of January 31, 2013. Our future sales will depend upon the number of customers we can generate and the sales of our products.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended January 31, 2013 and 2012, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

☐	our ability to locate clients who will purchase our products and services; and

☐	our ability to generate substantial revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $60,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Each of our officers and directors, currently devote approximately 100 hours per month to Company matters. None of our officers and directors has any public company experience and they are involved in other business activities. Our needs could exceed the amount of time or level of experience they may have. This could result in their inability to properly manage our affairs, resulting in it remaining a start-up company with no revenues or profits, which could cause the loss of one’s entire investment.

Our business plan does not provide for the hiring of any additional employees other than outlined in its Plan of Operations until sales will support the expense. Until that time, the responsibility of developing our business and fulfilling the reporting requirements of a public company all fall upon the three officers and directors. While their business experience includes management and marketing, particularly in the brokerage and software industry, they do not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. Further, they have no experience in complying with the various rules and regulations which are required of a public company, and as a result, they may not be able to operate successfully as a public company, even if our operations are successful. While each of our officers and directors will use their best judgments to resolve all potential conflicts, there is no formulated plan to resolve any possible conflict of interest with their other business activities, and we cannot guarantee that any potential conflicts can be avoided. In the event they are unable to fulfill any aspect of their duties to the Company, it may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of its business.

Since we are a development stage company, that has generated no revenues and lacks an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We were incorporated in October 2010 and have focused all of our efforts on the development of our product and we have generated no revenue. There is no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there is no guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you hold, and could result in the loss of your entire investment.

We cannot predict when or if we will produce revenues which could result in a total loss of your investment if we are unsuccessful in our business plans.

We have not yet generated any revenues from operations. In order for us to continue with our plans and open the business, we must generate revenue or find another source of capital. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, one could lose all of one’s investment if we are not successful in our proposed business plans.

Commencement and development of operations will depend on the acceptance of our proposed business. If our products are not deemed desirable and suitable for purchase and we cannot establish a customer base, we may not be able to generate any revenues, which would result in a failure of the business and a loss of any investment one makes in the shares.

The acceptance of our proprietary stock trading tools, platforms and visualization solutions for the financial markets is critically important to our success. We cannot be certain that the products that we will offer will be appealing and as a result there may not be any demand for these products and our sales could be limited and we may never realize any revenues. In addition, there are no assurances that if we alter or change the products we offer in the future that the demand for these new products will develop and this could adversely affect our business and any possible revenues.

If demand for the products we plan to offer slows, then our business would be materially affected, which could result in the loss of your entire investment.

Demand for products which we intend to sell depends on many factors, including:

•	the number of Smartphones purchased each year including iPhones, Androids and Blackberry devices shall continue to increase and be accessible for third party apps.

•	the developer licensing agreement with Apple Inc. continues to remain in good standing with no substantial policy changes made by Apple to affect deliverability of app products.

•	the economy, and in periods of rapidly declining economic conditions, customers may defer smartphone upgrades and purchases or may disconnect active services for communication.

•	the competitive environment in the app sector that may force us to reduce prices below our desired pricing level or increase promotional spending.

•	the ability to anticipate changes in consumer preferences and to meet customers’ needs for trading products in a timely cost effective manner.

For the long term, demand for the products we plan to offer may be affected by:

•	the ability to establish, maintain and eventually grow market share in a competitive environment.

•	delivery of our information globally, geopolitical changes, changes in trading regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase, create communication issues or render product delivery difficult which could have a material adverse effect on our sales and profitability.

•	restrictions on access to North American stock markets and data.

All of these factors could result in immediate and longer term declines in the demand for the products we plan to offer, which could adversely affect our sales, cash flows and overall financial condition. An investor could lose his or her entire investment as a result.

The loss of the services of the current officers and directors could severely impact our business operations and future development, which could result in a loss of revenues and one’s ability to ever sell any shares.

The performance is substantially dependent upon the professional expertise of the current officers and board of directors. Each has extensive expertise in the financial, equities trading and software industries and we are dependent on their abilities to develop our business. If they are unable to perform their duties, this could have an adverse effect on business operations, financial condition and operating results if we are unable to replace them with other individuals qualified to develop and market our business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any shares you hold as well as the complete loss of your investment.

The brokerage software industry is highly competitive, which could negatively impact our ability to generate revenue and develop a customer base. If we cannot remain competitive in a way that allows us to generate the amount of revenue necessary to fund our operations, it could affect our business and result in the loss of your investment.

We expect to compete against a number of large well-established financial companies with greater name recognition, a more comprehensive offering of trading platforms, and with substantially larger resources than ours; including financial and marketing. In addition to these well-established competitors, there are some smaller companies that have developed and are marketing their financial products. There can be no assurance that we can compete successfully in this North American market. If we cannot successfully compete in this highly competitive app development business, we may never be able to generate revenues or become profitable. As a result, you may never be able to liquidate or sell any shares.

We may not be able to successfully implement our business strategy, which could adversely affect our business, financial condition, results of operations and cash flows. If we cannot successfully implement our business strategy, it could result in the loss of your investment.

Successful implementation of our business strategy depends on factors specific to stock trading platforms and the state of the financial industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

•	The competitive environment in the app sector that may force us to reduce prices below the optimal pricing level or increase promotional spending;
•	Our ability to anticipate changes in consumer preferences and to meet customers’ needs for trading products in a timely cost effective manner; and
•	Our ability to establish, maintain and eventually grow market share in a competitive environment.

There are no substantial barriers to entry into the industry and because we do not currently have any copyright protection for the products we intend to sell, there is no guarantee someone else will not duplicate our ideas and bring them to market before it does, which could severely limit our proposed sales and revenues. If we cannot generate sales and revenues, it could result in the loss of your investment.

Since we have no copyright protection, unauthorized persons may attempt to copy aspects of our business, including our product design or functionality, services or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their copyright, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations. As a result, an investor could lose his or her entire investment.

As we intend to be conducting international business transactions, we will be exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations, which could result in the loss of your investment.

We intend to promote and sell our products internationally by virtue of the global access to apps and the American stock exchanges, and we expect to have customers located in several countries. Our international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•	new and different legal and regulatory requirements in local jurisdictions;

•	potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;

•	risk of nationalization of private enterprises by foreign governments;

•	legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and

•	local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in the locations where we intend to do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our base operations and upon our financial condition and results of operations.

 Since our services will be available over the Internet in foreign countries and we will have customers residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We will be required to comply with certain laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from online sites located elsewhere.

Our operations in developing markets could expose us to political, economic and regulatory risks that are greater than those we may face in established markets. Further, our international operations may require us to comply with additional United States and international regulations. If we fail to comply with the required domestic and international regulations or violate any such regulations, we may not be able to generate sales and revenue necessary to continue our business plans, which could result in the loss of your investment.

For example, we will be required to comply with the Foreign Corrupt Practices Act, or "FCPA," which prohibits companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We may operate in some nations that have experienced significant levels of governmental corruption. Our employees, agents and contractors, including companies to which it outsources business operations, may take actions in violation of our policies and legal requirements. Such violations, even if prohibited by our policies and procedures, could have an adverse effect on our business and reputation. Any failure by us to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial civil and criminal penalties or restrictions on our ability to conduct business in certain foreign jurisdictions, and our results of operations and financial condition could be materially and adversely affected. Finally, any additional regulatory requirements put in place by the United States or any foreign country in which we operate may expose the company to additional liability, and require us to comply with complex and time consuming regulations.

In addition, our ability to attract and retain customers may be adversely affected if the reputations of the financial app industry, online brokers as a whole or if particular service providers knowingly relay faulty data. The perception of untrustworthiness within the stock trading industry or of financial apps could materially adversely affect our ability to attract and retain customers.

Failure of third-party systems or third-party service and software providers upon which we rely could adversely affect our business and result in the loss of your investment.

We will rely on certain third-party computer systems or third-party service and software providers, including data centers, technology platforms, back-office systems, Internet and wireless service providers and communications facilities. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

 We host our platform and serve all of our customers from our network servers, which will be located at various data center facilities within Canada and the United States. Problems faced by our data center locations or with the telecommunications network providers with whom we may contract could adversely affect the experience of our customers. If our data centers are unable to keep up with our growing needs for capacity or close without adequate notice, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our services could harm our reputation and adversely affect the performance of our platform. Interruptions in our services might reduce our sales revenues, subject us to potential liability and thereby adversely affect our business, financial condition, results of operations and cash flows.

A disruption in online service would cease or suspend service to our customers, which could negatively affect our business, customer base, sales, revenue, and could result in the loss of your investment

We cannot guarantee that our apps or trading tools will operate without interruption or error.  We are bound only by a best efforts obligation in regards to the operation and continuity of service.  Although we are not liable for the alteration or fraudulent access to data and/or accidental transmission through viruses or other harmful conduct in connection with the use of our products and services, disruption of our online service would adversely affect our business, financial conditions, results of operations and cash flows.

We may need to substantially invest in marketing efforts in order to grow our intended business, which will be expensive. As a result, we could go out of business and an investor could lose his entire investment.

In order to grow our intended business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We have not presented our service and product offering to the potential market. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among potential customers, which would be expensive. To date, marketing and advertising expenses have been negligible. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability. On the other hand, we could go out of business and an investor could lose his entire investment.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities. As a result, it may be difficult or impossible for you to liquidate your investment.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of product enhancements that reduce the need for our products;

*	departures of key personnel.

Of our total outstanding shares as of January 31, 2013, a total of 7,504,000, or approximately 86.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.  As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

The share control position of Glenda Dowie will limit the ability of other shareholders to influence corporate actions.

Our largest shareholder, Glenda Dowie, owns and controls 5,000,000 shares and thereby controls approximately 57.5% of our outstanding shares.  Because Glenda Dowie beneficially controls over 50% of the outstanding shares she has a significant role in controlling the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if she believed such changes were in the best interest of our shareholders generally.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

In general, buying low-priced penny stocks is very risky and speculative.  Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  You may not able to sell your shares when you want to do so, if at all.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 2. DESCRIPTION OF PROPERTY.

We are currently operating out of the premises of Ms. Dowie, an officer and director of the Company, on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement. This space is considered to be sufficient for us at the present time.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meetings during the year ended January 31, 2013.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of January 31, 2013, there were 40 record holders of our common stock, and there were 8,694,000 shares of our common stock outstanding.

Market Information

No public market currently exists for shares of our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

2012 Equity Incentive Plan

As of January 31, 2012 the Company adopted the 2012 Equity Incentive Plan (the “Plan”) of APT Systems, Inc. (“APT”), as approved by APT board of directors and stockholders. The purpose of the Plan is to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. Stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. Any stock option granted under the Plan shall contain such terms as the Board or the Committee, as the case may be, may from time to time approve. The Board or the Committee, as the case may be, shall have the authority to grant to any optionee Incentive Stock Options, Non-Qualified Stock Options, or both types of stock options, and they may be granted alone or in addition to other awards granted under the Plan. To the extent that any stock option is not designated as an Incentive Stock Option or does not qualify as an Incentive Stock Option, it shall constitute a Non-Qualified Stock Option. The grant of an option shall be deemed to have occurred on the date on which the Board or the Committee, as the case may be, by resolution, designates an individual as a grantee thereof, and determines the number of shares of stock subject to, and the terms and conditions of, said option, including the exercise price. A total of 5,500,000 shares of common stock are eligible for issuance under the Plan, which may consist of authorized and unissued shares or treasury shares. The maximum amount of shares of stock that may be granted as Incentive Stock Options shall be 2,500,000.

Stock options granted under the Plan are subject to certain terms and conditions, which apply to the option price, option term and exercisability option of the shares, all of which are to be determined by the Board of Directors. However, no Incentive Stock Option may be exercisable for more than ten years (or 5 years for a stock option granted to a shareholder holding 10% or more of the outstanding shares of the Company). Further, the method of exercise requires the full payment of the exercise price to be paid in full prior to the receipt of the shares that have been issued pursuant to the exercise of the stock option.

All of the stock options must be exercised by the person with the right to exercise such option, and no stock option is able to be transferred other than by will or other applicable laws as the apply to the death of an option holder. If a person holding a stock option becomes deceased, disabled/incapacitated or retires, the option to purchase the shares shall continue for a period of one year following such death, disability/incapacitation or retirement.

Each grant of a stock option shall be confirmed by, and shall be subject to the terms of, an agreement executed by the Company and the holder of the stock option.

Shares of restricted stock may be issued either alone or in addition to or in tandem with other awards granted under the Plan. The Board shall determine the eligible persons to whom, and the time or times at which, grants of restricted stock will be made, the number of shares to be awarded, the price (if any) to be paid by the recipient, the time or times within which such awards may be subject to forfeiture (the “Restriction Period”), the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the awards. The Board or the Committee, as the case may be, may condition the grant of restricted stock upon the attainment of such factors as the Board or the Committee may determine.

Restricted stock, when issued, shall be represented by a stock certificate or certificates registered in the name of the holder to whom such restricted stock shall have been awarded. During the Restriction Period, any certificates representing the restricted stock and any securities constituting Retained Distributions (as defined in the Agreement) shall bear a restrictive legend to the effect that ownership of the restricted stock (and such Retained Distributions), and the enjoyment of all rights related thereto, are subject to the restrictions, terms and conditions provided in the Plan and the restricted stock agreement. Restricted stock will constitute issued and outstanding shares of common stock for all corporate purposes, and the issuance thereof shall be made for at least the minimum consideration (if any) necessary to permit the shares of restricted stock to be deemed to be fully paid and non-assessable.

Each restricted stock award shall be confirmed by, and shall be subject to the terms of, an agreement executed by the Company and the restricted stock holder.

A change in the control of the Company shall have certain effects on stock received as part of the 2012 Stock Option Plan. A “Change of Control” shall be deemed to have occurred on the tenth day after:

i.	any individual, corporation or other entity or group (as defined in Section 13(d)(3) of the Exchange Act), becomes, directly or indirectly, the beneficial owner (as defined in the General Rules and Regulations of the Securities and Exchange Commission with respect to Sections 13(d) and 13(g) of the Exchange Act) of more than 50% of the then outstanding shares of the Company's capital stock entitled to vote generally in the election of directors of the Company; or
ii.	the commencement of, or the first public announcement of the intention of any individual, firm, corporation or other entity or of any group (as defined in Section 13(d)(3) of the Exchange Act) to commence, a tender or exchange offer subject to Section 14(d)(1) of the Exchange Act for any class of the Company's capital stock; or
iii.	the stockholders of the Company approve (A) a definitive agreement for the merger or other business combination of the Company with or into another corporation pursuant to which the stockholders of the Company do not own, immediately after the transaction, more than 50% of the voting power of the corporation that survives, or (B) a definitive agreement for the sale, exchange or other disposition of all or substantially all of the assets of the Company, or (C) any plan or proposal for the liquidation or dissolution of the Company; provided, however, that a “Change of Control” shall not be deemed to have taken place if beneficial ownership is acquired (A) directly from the Company, other than an acquisition by virtue of the exercise or conversion of another security unless the security so converted or exercised was itself acquired directly from the Company, or (B) by, or a tender or exchange offer is commenced or announced by, the Company, any profit-sharing, employee ownership or other employee benefit plan of the Company; or any trustee of or fiduciary with respect to any such plan when acting in such capacity.

In the event of a “Change of Control” as defined above, awards granted under the Plan will be subject to the following provisions:

i.	all outstanding stock options which have been outstanding for at least six months shall become exercisable in full, whether or not otherwise exercisable at such time, and any such stock option shall remain exercisable in full thereafter until it expires pursuant to its terms; and
ii.	all restrictions and deferral limitations contained in restricted stock awards granted under the Plan shall lapse and the shares of stock subject to such awards shall be distributed to the Participant within thirty (30) days of the “Change of Control.” Notwithstanding the foregoing to the contrary, all restrictions and deferral limitations with respect to an Award to which Section 409A of the Code applies shall not lapse and no distribution made unless the “Change of Control” qualifies as a 409A Change and such lapse and distribution does not cause adverse tax consequences under Section 409A of the Code.

Upon receiving shares of stock under the 2012 Stock Option Plan the Board may require each person acquiring shares of stock pursuant to an option, restricted stock, or other award under the Plan to represent to and agree with the Company in writing, among other things, that the stock holder is acquiring the shares for investment without a view to distribution thereof.

Nothing contained in the Plan shall prevent the Board from adopting such other or additional incentive arrangements as it may deem desirable, including, but not limited to, the granting of stock options and the awarding of stock and cash otherwise than under the Plan; and such arrangements may be either generally applicable or applicable only in specific cases.

Nothing contained in the Plan or in any award hereunder shall be deemed to confer upon any employee of the Company or any Parent or Subsidiary any right to continued employment with the Company or any Parent or Subsidiary, nor shall it interfere in any way with the right of the Company or any Parent or Subsidiary to terminate the employment of any of its employees at any time.

The Plan and all awards made and actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware (without regard to choice of law provisions).

The obligations of the Company with respect to all stock options and restricted stock and other awards under the Plan shall be subject to (A) all applicable laws, rules and regulations, and such approvals by any governmental agencies as may be required, including, without limitation, the effectiveness of a registration statement under the Securities Act, and (B) the rules and regulations of any securities exchange or association on which the Stock may be listed or traded.

The Plan will be administered by the Board, or, at the Board's discretion, a committee of the Board. The plan shall be effective upon the date the Plan is adopted by the Board of Directors by a Board of Directors Resolution, and shall continue until the tenth anniversary of the effective date of the Plan, however, awards granted on or prior to such tenth anniversary may extend beyond that date.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the fiscal years ended January 31, 2013 and 2012. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended January 31,
	2013	2012
Balance Sheet Data:

Cash	$2,428	39,068
Total assets	$14,106	56,808
Total liabilities	$23,981	475
Shareholders' equity	$(9,875)	56,333

Operating Data:

Revenues	$11	0
Operating Expenses	$62,745	15,187
Net Loss	$(63,708)	(15,187)

Results of Operations

From our inception on October 29, 2010 through January 31, 2013, we have generated $11 of revenue. As a result we have very little operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal years ended January 31, 2013 and 2012, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted of accounting, consulting, legal, research and development and general and administrative expenses for the year ended January 31, 2013, were $62,745, which is an increase of $47,558, or 313% as compared to the operating expenses for the year ended January 31, 2012 of $15,187. The difference is related to an increase of approximately $9,700 in research and development costs, an increase of approximately $12,600 in accounting costs, an increase in amortization expense of approximately $2,000, an increase in consulting costs of approximately $10,700, an increase in legal costs of approximately $4,000 and an increase in general and administrative costs of approximately $8,500. The increase in the majority of these costs is related to the development of the software applications and the increased costs associated with filing the S-1 in 2012 and the reporting requirements of a public company.

As a result of the foregoing, we had a net loss of $63,708 for the fiscal year ended January 31, 2013, which was an increase of $48,521, or 319% as compared to the net loss for the year ended January 31, 2012 of $15,187.

Our activities have been completely directed at developing our business plan for eventually generating revenue. We operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $60,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, our directors have orally agreed to loan such funds as may be necessary through January 31, 2014 for working capital purposes, although they have no obligation to do so.

On the other hand, if we decide that we cannot operate at a profit in our current configuration, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In such event, we will probably not be profitable. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $60,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of January 31, 2013, we had cash and cash equivalents of $2,428. As of January 31, 2012, we had cash and cash equivalents of $39,068.

Net cash used for operating activities was $32,975 for the fiscal year ended January 31, 2013, which was comparable to the net cash used in operating operating activities of $32,732 for the fiscal year ended January 31, 2012.

Cash flows used for investing activities were $13,685 for the fiscal year ended January 31, 2013 as compared to net cash used for investing activities of $-0- for the fiscal year ended January 31, 2012. The increase was related to the purchase of software and website development costs during the year ended January 31, 2013.

Cash flows provided by financing activities were $10,020 for the fiscal year ended January 31, 2013, which compares to cash flows provided by financing activities of $71,800 for the fiscal year ended January 31, 2012.  These cash flows were all related to sales of stock and loans from shareholders.

Over the next twelve months we do not expect any material capital costs to develop operations. Our operating costs of $60,000 will be used for operations, but none will be used to pay salaries.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the stock market and trading industry as a whole. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our products and our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on sales, costs and needs.

Begin Marketing and Sales efforts:

Our marketing efforts will primarily be related to assuring our product is easily found in app stores and create a smooth downloading experience. We believe that there will be sufficient funds available for additional methods of marketing if a suitable opportunity presents itself.

Once the app is live and we have has begun initial Search Engine Optimization (“SEO”) work and internet marketing, we believe sales will be supported through the app stores and our website. The website will be set up to record all visitors automatically and billing will be handled by Apple’s extensive billing backend. This system will allow us to minimize staff, maintain efficient delivery of products, and keep records for both accounting and marketing.

Successful implementation of our business strategy depends on factors specific to the internet, regulations regarding equities trading, app development licenses and the hand held device industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

•	the competitive environment in the app sector that may force us to reduce prices below the optimal desired pricing level or increase promotional spending;
•	the ability to anticipate changes in consumer preferences and to meet customers’ needs for trading products in a timely cost effective manner; and
•	the ability to establish, maintain and eventually grow market share in a competitive environment.

For delivery of our information globally, geopolitical changes, changes in trading regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase, create communication issues or render product delivery difficult which could have a material adverse effect on our sales and profitability.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

APT Systems, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

With Reports of Independent Registered Public Accounting Firms

The Period October 29, 2010 (Inception) through January 31, 2013,

and

The years ended January 31, 2013 and January 31, 2012

25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

APT Systems, Inc.

Edmonton, AB, Canada

We have audited the accompanying balance sheet of APT Systems, Inc. (a development stage company) as of January 31, 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended January 31, 2012 and for the period from October 29, 2010 (inception) to January 31, 2012 were audited by another auditor who expressed an unqualified opinion on April 13, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APT Systems, Inc. as of January 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado	/s/ Cutler & Co. LLC

July 3, 2013

PLS CPA, A PROFESSIONAL CORP.

s 4725 MERCURY STREET #210 s SAN DIEGO s CALIFORNIA 92111s

s TELEPHONE (858)722-5953 s FAX (858) 761-0341 s FAX (858) 433-2979

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

APT Systems, Inc.

We have audited the accompanying balance sheets of APT Systems, Inc. (A Development Stage “Company”) as of January 31, 2012 and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended January 31, 2012, and period from October 29, 2010 (inception) to January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APT system, Inc. as of January 31, 2012, and the result of its operations and its cash flows for the period from October 29, 2010 (inception) to January 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp.

April 13, 2012
San Diego, CA. 92111

APT SYSTEMS, INC.

(A Development-Stage Company)

Balance Sheets

	January 31, 2013	January 31, 2012
ASSETS

Current Assets

Cash and cash equivalents	$2,428	$39,068

Prepaid expense	-	17,740

Total current assets	2,428	56,808

Other Assets

Software (net of $2,007 accumulated amortization)	9,598	-

Web site	2,080	-

Total other assets	11,678	-

Total Assets	$14,106	$56,808

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$23,961	$475

Loan from director	20	-

TOTAL LIABILITIES	23,981	475

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock $0.001 par value, 10,000,000 shares authorized

None issued as of January, 2013 and 2012, respectively	-	-

Common stock $0.001 par value, 90,000,000 shares authorized, 8,694,000 and 8,644,000 shares issued and outstanding as of January 31, 2013 and 2012, respectively	8,694	8,644

Additional paid-in capital	60,606	63,156

Deficit accumulated during the development stage	(79,175)	(15,467)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,875)	56,333

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,106	$56,808

See Accompanying Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

APT SYTEMS, INC

(A Development- Stage Company)

Statements of Operations

			October 29, 2010
	Fiscal	Fiscal	(Inception)
	Year Ended	Year Ended	Through
	January 31, 2013	January 31, 2012	January 31, 2013

Revenue

Revenue	$11	$-	$11

Operating Costs
Accounting	12,585	-	12,585
Amortization	2,007	-	2,007
Consulting services	10,741	-	10,741
General and Administrative	21,231	12,687	24,011
Legal	6,450	2,500	19,137
Research & development	9,731	-	9,731
Total Operating Costs	62,745	15,187	78,212

Income(Loss) from operations	(62,734)	(15,187)	(78,201)

Other Income (Expense)
Interest expense	(984)	-	(984)
Interest income	10	-	10

Total Other Income	(974)	-	(974)

Net Income(Loss)	$(63,708)	$(15,187)	$(79,175)

Basic earnings per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding basic and diluted	8,651,083	1,980,412

See Accompanying Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

APT SYSTEMS, INC

(A Development- Stage Company)

Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances October 29, 2010 (inception)	-	$-	$-	$-	$-

Net loss				(280)	(280)

Balances January 31, 2011	-	-	-	(280)	(280)

Common stock issued for cash	8,644,000	8,644	63,156		71,800

Net loss				(15,187)	(15,187)

Balances January 31, 2012	8,644,000	8,644	63,156	(15,467)	56,333

Common stock issued for cash	50,000	50	9,950		10,000

Offering costs			(12,500)		(12,500)

Net loss				(63,708)	(63,708)

Balances January 31, 2013	8,694,000	$8,694	$60,606	$(79,175)	$(9,875)

See Accompanying Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

APT SYSTEMS, INC.

(A Development Stage Company)

Statements of Cash Flows

	Fiscal	Fiscal	October 29, 2010
	Year Ended	Year Ended	(Inception)
	January 31,	January 31,	Through
	2013	2012	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(63,708)	$(15,187)	$(79,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization expense	2,007		2,007
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5,240	(17,740)
Increase (decrease) in accounts payable	23,486	195	23,961

Net cash provided by (used in) operating activities	(32,975)	(32,732)	(53,207)

CASH FLOWS FROM INVESTING ACTIVITIES

Software purchased	(11,605)	-	(11,605)
Web site development costs	(2,080)	-	(2,080)
Net cash (used in) investing activities	(13,685)	-	(13,685)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder	20	-	20
Issuance of common stock for cash, net	10,000	71,800	69,300
Net cash provided by financing activities	10,020	71,800	69,320

Net change in cash and cash equivalents	(36,640)	39,068	2,428

Net increase in cash
Cash and cash equivalents at beginning of year	39,068	-	-
Cash and cash equivalents at end of year	$2,428	$39,068	$2,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :

Interest	$984	$-	$-

Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

During the fiscal year ended January 31, 2012, the Company pre-paid offering costs in the amount of $12,500. Upon the effective filing of the S-1 Registration Statement during the fiscal year ended January 31, 2013, this amount was offset against the offering proceeds in a non-cash transfer between prepaid expenses and additional paid in capital.

See Accompanying Notes to Financial Statements and Report of Independent Registered Public Accounting Firm.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (A Development Stage Company)

For the fiscal years ended January 31, 2013 and 2012

1. NATURE OF OPERATIONS

APT Systems, Inc. (“The Company”) was incorporated in the State of Delaware on October 29, 2010 to engage in the creation of innovative stock trading platforms and visualization solutions for the financial markets. The Company is in the development stage with no significant revenues and a limited operating history.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is January 31.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

For the fiscal years ended January 31, 2013 and 2012

Foreign Currency Transactions

Foreign currency transaction gains and losses are recorded in the statements of operations as a component of other income (expense).

Development Stage Company

The Company complies with Financial Accounting Standards Codification (“ASC”) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage enterprise.

Software

The Company has software that it uses for the development of certain mobile phone applications. The software and any upgrades are being amortized over useful lives ranging from 3-5 years.

Website

The Company accounts for website development costs in accordance with FASB ASC 350-50, “Website Development Costs”. Cost incurred to register domain names, integrate databases and add additional functionality or features to the website are capitalized and amortized over 1-3 years. Costs incurred in general maintenance of the website or hosting costs, are expensed as incurred.

Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts payable and other current liabilities approximate fair value due to the short-term maturities of these instruments.

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2013 and 2012, the Company has no unrecognized tax benefits.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

For the fiscal years ended January 31, 2013 and 2012

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the fiscal years ended January 31, 2013 and 2012, there were no potentially dilutive securities issued and outstanding to be excluded from the computation because they would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2013 presentation.

Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

3. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation. As of January 31, 2013 and 2012, the Company owed the President $20.

The Company entered into a consulting agreement with Mr. Joseph Gagnon, the Secretary of the Board of Directors, on February 3, 2012.  This agreement was amended jointly by the Board of Directors and Mr. Gagnon.  As of June 15, 2012 it was agreed and accepted by all that Mr. Gagnon would discontinue all work for a specified period of time. As of January 31, 2013, he is scheduled to resume his duties on July 1, 2013. Total compensation paid to Mr. Gagnon was $10,000 for his work during the fiscal year ended January 31, 2013, of which $4,500 was included in research and development expense. No additional amounts are owed to him as of January 31, 2013.

4. COMMON SHARES

In October 2011, the Company authorized the issuance of 5,000,000 common shares of the Company at par value of $0.001 to Glenda Dowie, the President and Chief Executive Officer of the Company, for net cash proceeds of $5,000.

In October 2011, the Company authorized the issuance of 500,000 common shares of the Company at par value of $0.001 per share to an investor, for net cash proceeds of $500.

In November 2011, the Company authorized the issuance of 200,000 common shares of the Company at $0.005 per share to Carl Hussey, the Treasurer and Chief Financial Officer of the Company, for net cash proceeds of $1,000.

In November 2011, the Company authorized the issuance of 200,000 common shares of the Company at $0.005 per share to Joseph Gagnon, the Secretary and Chief Technology Officer of the Company, for net cash proceeds of $1,000.

In November 2011, the Company authorized the issuance of 1,604,000 common shares of the Company at $0.005 per share to various investors for net cash proceeds of $8,020.

In December 2011, the Company authorized the issuance of 962,000 common shares of the Company at $.04 per share to various investors for net cash proceeds of $38,480.

In January of 2012, the Company authorized the issuance of 178,000 common shares of the Company at $0.10 per share to various investors for net cash proceeds of $17,800.

In December of 2012, the Company authorized the issuance of 35,000 common shares of the Company at $0.20 per share to various investors for net cash proceeds of $7,000.

In January of 2013, the Company authorized the issuance of 15,000 common shares of the Company at $0.20 per share to various investors for net cash proceeds of $3,000.

At January 31, 2013 there are total of 8,694,000 common shares of the Company issued and outstanding.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

For the fiscal years ended January 31, 2013 and 2012

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

The provision for federal income tax consists of the following for the years ending:

	January 31, 2013	January 31, 2012
Federal income tax (benefit):
Current	(21,661)	(5,164)
Valuation allowance	21,661	5,164
Net benefit	-	-

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at January 31, 2013 and 2012 follows:

	January 31, 2013	January 31, 2012

Expected tax at 34%	(21,661)	(5,164)
Change in valuation allowance	21,661	5,164
Income tax provision	-	-

Significant components of our net deferred tax asset or liability at January 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss	$26,920	$5,259

Total gross deferred tax assets	26,920	5,259
Valuation allowance	(26,920)	(5,259)

Net deferred tax assets	$0	$0

At January 31, 2013 and 2012, the Company had an unused net operating loss carry-forwards approximating $79,175 and $15,467, respectively, which are available to offset future taxable income. The loss carry-forwards will start to expire in 2031.

In assessing the realizability of the deferred tax assets at January 31, 2013 and 2012 of $26,920 and $5,259, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, the Company concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, the Company has established a full reserve against this asset. The valuation allowance was $26,920 and $5,259 as of January 31, 2013 and 2012, respectively.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2013 and 2012, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. The tax years for 2010 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

6. STOCK OPTION PLAN

The Company adopted the 2012 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.

No stock options were issued and outstanding during the twelve months ending January 31, 2013 or 2012 (See Note 8 - Subsequent Events below).

7. SUBSEQUENT EVENTS

In April of 2013, the Company authorized the issuance of 101,000 common shares of the Company at $0.20 per share to various investors for net cash proceeds of $20,000.

On May 16, 2013, the Board of Directors of APT filed a Form 8-K stating that it had concluded that the financial statements issued for the fiscal year ended January 31, 2012 should no longer be relied upon because of an error in such financial statements.

The Board of Directors arrived at this conclusion because in each of the drafts of the form S1 filed between May 23, 2012 and November 16, 2012, it was disclosed that effective January 31, 2012, APT’s three directors had been granted a total of 2.25 million fully vested stock options with an exercise price of $0.10 and a term of 5 years. However, the compensation expense for these stock options had not been reflected in the financial statements for the year ended December 31, 2012. Accordingly the Board of Directors concluded that the January 31, 2012 financial statements had been misstated.

On July 1, 2013 The Board of Directors filed a Form 8-K announcing that it had performed a detailed review of the operation of the Company’s 2012 Equity Incentive Plan (the “Plan”) since its formation on January 31, 2012. While at times the Company’s management had indicated verbally and in emails that certain stock options had been granted, the Company has been unable to locate any signed stock option agreements. The Company contacted its former corporate advisors who had prepared the initial draft of the S1 disclosing the granting of the stock options and requested that they review their files for any documentation relating to disclosure made in the draft S1 relating to the Plan. At the date of this filing, the former corporate advisors have not provided the Company with any such documents or other information as to the circumstances leading to the disclosure of the grant of any stock options.

Based on its detailed review, the Board of Directors concluded that no stock options have been granted since the formation of the Plan and all three directors have now confirmed in writing that they do not own, and have never owned, any APT stock options.

Accordingly the information in the various S1 filings relating to the grant of APT stock options was incorrect and the Company would be filing an amended S1 to reflect the fact that, to the best of its knowledge and belief, no stock options have been granted by the Company. As no stock options have been granted, the Board of Directors now believed that the financial statements for the twelve months ended January 31, 2012 had been correctly stated and can be relied upon.

On July 2, 2013 the Company filed a Post–Effective Amendment to its registration statement to reflect the fact that, to the best of the Company’s knowledge and belief, no stock options have been granted by the Company to date and to correct the previously incorrect disclosure of the issuance of such options.

The Company has evaluated subsequent events through the date of the issuance of these audited financial statements and other than as disclosed above, the Company did not have any material recognizable subsequent events.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of January 31, 2013.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.             pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as January 31, 2013.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Glenda Dowie	56	Director, President, Chief Executive Officer

Joseph Gagnon	55	Director, Secretary, Chief Technology Officer

Carl Hussey	62	Director, Treasurer, Chief Financial Officer

The above listed officer and director is not involved, and has not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

Glenda Dowie has been President, Chief Executive Officer and a Director of the Company since inception. She is a full-time equities trader. She is the President and Founder of the stock trading site TraderZone.com and its affiliated newsletter-inspired BuyZoneReview.com. For the past nine years, she has focused her energy and talents on stock trading indicators, refining her methodology for active trading and developing formulas that capture market momentum. During the past five years, Ms. Dowie has worked for two companies that she owns: The TraderZone Corporation and MTM Research, Inc. Ms. Dowie is the manager and director of TraderZone, and is the sole owner of MTM Research, Inc. Ms. Dowie has shared her experience through Published Articles on Investopedia as well as her published book entitled “6 Steps to Buying a Winning Stock” .

Joseph Gagnon has been Secretary, Chief Technology Officer and a Director of the Company since inception. From 1997 to 2011 Mr. Gagnon was the Owner of JJG Consulting providing computer software consulting services. From February 2006 to 2011 Mr. Gagnon was a Java programmer with Branagh Information Group, a privately held computer networking company. Mr. Gagnon co-founded Abacus Concepts in 1984. With two MacUser Eddies, six MacWorld World Class awards and a 60% market share world-wide, Abacus was a leader of Macintosh Statistical Analysis and a significant player in the Win32 world. Mr. Gagnon served as Chief Technology Officer and served on the Board of Directors. His technical responsibilities were the user interface design, software architecture and implementation of the StatView product line. Mr. Gagnon left Abacus in 1997 when the business was sold to SAS Institute. Mr. Gagnon obtained a BS in Computer Science in 1981 from the University of Wisconsin-Madison.

Carl Hussey has been Treasurer, Chief Financial Officer and a Director of the Company since inception. From January 2006 to the present Mr. Hussey has been the Owner of CH Strategic Management Group, providing management consulting to a broad range of companies. From June 2004 to August 2005 Mr. Hussey was the Chief Logistics Officer UNDOF at the United Nations. He was responsible for logistics for United Nations in UNDOF situated on Israel, Lebanon and Syria borders maintaining the disputed area of separation between the countries. From July 1999 to June 2004 he was a Comptroller for the Canadian Air Division of the Canadian Forces. Prior to this position he headed the Review and Audit Services within the Corporate Services Directorate of 1 Canadian Air Division. Mr. Hussey attended the University of New Brunswick.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. EXECUTIVE COMPENSATION

Currently, the Company directors receive no compensation for their services during the development stage of its business operations. They are reimbursed for any out-of-pocket expenses that they incur on its behalf.

Currently, two of the Company officers, Ms. Dowie and Mr. Hussey receive no compensation for their services during the development stage of its business operations. Mr. Gagnon, the Chief Technology Officer, is paid $2,500 per month for services writing technical documents while awaiting full funding. In the future, the Company may approve payment of salaries for officers and directors. The Company also does not currently offer or have any benefits, such as health or life insurance, available to its employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of January 31, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 8,694,000 common shares were issued and outstanding as of January 31, 2013.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Glenda Dowie (3)	5,000,000	57.5%
3400 Manulife Place
10180-101 Street
Edmonton, AB T5J 3S4

Joseph Gagnon (3)	200,000	2.3%
3400 Manulife Place
10180-101 Street
Edmonton, AB T5J 3S4

Carl Hussey (3)	200,000	2.3%
3400 Manulife Place
10180-101 Street
Edmonton, AB T5J 3S4

All Officers and Directors as a Group (two persons)	5,400,000	62.1%

Mark Anderson	500,000	5.8%

Donald Meador	450,000	5.2%

   (1) All ownership is beneficial and of record, unless indicated otherwise.

   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

   (3) An officer and director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company is currently operating out of the premises of Ms. Dowie, an officer and director of the Company, on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On October 31, 2011 the Company issued a total of 5,000,000 shares of common stock to Glenda Dowie, the President and Chief Executive Officer for cash at $0.001 per share for a total of $5,000.

On November 14, 2011 the Company issued a total of 200,000 shares of common stock to Carl Hussey, the Treasurer and Chief Financial Officer for cash at $0.005 per share for a total of $1,000.

On November 14, 2011 the Company issued a total of 200,000 shares of common stock to Joseph Gagnon, the Secretary and Chief Technology Officer for cash at $0.005 per share for a total of $1,000.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so prior to hiring any additional employees.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cutler & Co., LLC,, was paid an aggregate of $5,000 for the year ended January 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements .

Our previous independent auditor, PLS CPA,, was paid an aggregate of $9,000 for the year ended January 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

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

101.CAL**  XBRL Taxonomy Calculation Linkbase

101.DEF**   XBRL Taxonomy Definition Linkbase

101.LAB**  XBRL Taxonomy Label Linkbase

101.PRE **  XBRL Taxonomy Presentation Linkbase

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed "furnished" and not "filed".

* Previously filed with Form S-1 Registration Statement, on May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 12, 2013.

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

s/ Glenda Dowie	President, Chief Executive Officer and Director	July 12, 2013
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Financial Officer and Director	July 12, 2013
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Principal Accounting Officer and Director	July 12, 2013
Carl Hussey	Title	Date

