Form 10-Q
period 2013-04-30
APT Systems Inc
filed 2013-07-31
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

______________________________________________________________________________________________

Commission File No. 333-181597

APT SYSTEMS, INC.

 (Exact Name of Small Business Issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction	(IRS Employer File Number)

3400 Manulife Place 10180-101 Street
Edmonton, AB Canada	T5J 3S4
(Address of principal executive offices)	(zip code)

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

As of July 26, 2013, registrant had outstanding 8,795,000 shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to APT SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

______________________________________________________________________________________________

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended April 30, 2013and 2012

 And

The Period from Inception (October 29, 2010) Through April 30, 2013

______________________________________________________________________________________________

APT Systems, Inc.

Financial Statements

(Unaudited)

APT SYSTEMS, INC. (A Development-Stage Company) Balance Sheets

	(Unaudited) April 30, 2013	(Audited) January 31,2013
ASSETS
Current Assets
Cash and cash equivalents	$11,052	$2,428
Total current assets	11,052	2,428

Other Assets

Software (net of $2,641 & $2,007 accumulated amortization respectively)	8,964	9,598
Web site (net of $260 & $0 accumulated amortization respectively)	1,820	2,080
Total other assets	10,784	11,678

Total Assets	$21,836	$14,106

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$25,307	$23,961
Loan from director	20	20
Total Liabilities	25,327	23,981

Stockholders' Deficit

Preferred stock: $0.001 par value, 10,000,000 shares authorized; None issued as of April 30, 2013 and January 31,2013 respectively	-	-

Common stock: $0.001 par value, 90,000,000 shares authorized; 8,795,000 and 8,694,000 shares issued and outstanding as of April 30, 2013 and January 31, 2013 respectively.	8,795	8,694
Additional paid-in capital	80,705	60,606
Deficit accumulated during the development stage	(92,991)	(79,175)
Total Stockholders' Deficit	(3,491)	(9,875)

Total Liabilities and Stockholders' Deficit	$21,836	$14,106

See Accompanying Notes to Financial Statements

APT SYTEMS, INC. (A Development-Stage Company) Statements of Operations

	(Unaudited) Three Months Ended April 30, 2013	(Unaudited) Three Months Ended April 30, 2012	(Unaudited) Inception (October 29, 2010) Through April 30, 2013

Revenue	$22	$-	$33

Operating Costs
Accounting	5,000	2,500	20,085
Amortization	894	-	2,901
Consulting services	400	-	11,141
General and administrative	3,947	5,554	20,458
Legal	250	-	19,387
Research & development	2,928	5,000	17,659
Total Operating Costs	13,419	13,054	91,631

Income (Loss) from Operations	(13,397)	(13,054)	(91,598)

Other Income (Expense)
Interest income (expense), net	(419)	3	(1,393)

Net Income (Loss)	$(13,816)	$(13,051)	$(92,991)

Basic and diluted earnings (loss) per share	$0.00 *	$0.00 *

Weighted average number of common shares outstanding: basic and diluted	8,719,719	8,644,000

* denotes less than $(0.01) per share.

See Accompanying Notes to Financial Statements

APT SYSTEMS, INC. (A Development-Stage Company) Statements of Stockholders' Equity (Deficit) Period from Inception (October 29, 2010) through April 30, 2013

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, October 29, 2010 (Inception) - audited	-	$-	$-	$-	$-

Net loss	-	-	-	(280)	(280)

Balance January 31, 2011 - audited	-	-	-	(280)	(280)

Common stock issued for cash	8,644,000	8,644	63,156	-	71,800

Net loss	-	-	-	(15,187)	(15,187)

Balance January 31, 2012 - audited	8,644,000	8,644	63,156	(15,467)	56,333

Common stock issued for cash	50,000	50	9,950	-	10,000

Offering costs	-	-	(12,500)	-	(12,500)

Net loss	-	-	-	(63,708)	(63,708)

Balance January 31, 2013 - audited	8,694,000	8,694	60,606	(79,175)	(9,875)

Common stock issued for cash	101,000	101	20,099	-	20,200

Net loss	-	-	-	(13,816)	(13,816)

Balance April 30, 2013 (unaudited)	8,795,000	$8,795	$80,705	$(92,991)	$(3,491)

See Accompanying Notes to Financial Statements

APT SYSTEMS, INC. (A Development-Stage Company) Statements of Cash Flows

	(Unaudited) Three Months Ended April 30, 2013	(Unaudited) Three Months Ended April 30, 2012	(Unaudited) Inception (October 29, 2010) Through April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,816)	$(13,051)	$(92,991)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	894	-	2,901
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,346	(104)	25,307

Net cash provided by (used in) operating activities	(11,576)	(13,155)	(64,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Software purchased	-	-	(11,605)
Web site development costs	-	-	(2,080)
Net cash (used in) investing activities	-	-	(13,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	-	-	20
Issuance of common stock for cash	20,200	-	89,500
Net cash provided by financing activities	20,200	-	89,520

Net change in cash and cash equivalents	8,624	(13,155)	11,052

Cash and cash equivalents at beginning of period	$2,428	$39,068	$-

Cash and cash equivalents at end of period	$11,052	$25,913	$11,052

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

During the fiscal year ended January 31, 2012, the Company pre-paid deferred offering costs in the amount of $12,500. Upon the Company’s S-1 Registration Statement becoming effective during the fiscal year ended January 31, 2013, this amount was offset against the offering proceeds in a non-cash transfer between prepaid expenses and additional paid in capital.

See Accompanying Notes to Financial Statements

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

April 30, 2013

1. NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative stock trading platforms, financial apps and visualization solutions for the financial markets. The Company is in the development stage with nominal revenues and a limited operating history.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ended January 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2013 included in our Form 10-K filed with the SEC.

Development Stage Company

The Company is a development stage company in accordance with Financial Accounting Standards Codification (“ASC”) 915 "Development Stage Entities". Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of our Inception (October 29, 2010) as a development stage company.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

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

Software

The Company has software that it uses for the development of certain mobile phone applications. The software and any upgrades are being amortized over useful lives ranging from 3 – 5 years.

Website

The Company accounts for website development costs in accordance with ACS 350-50 “Website Development Costs”. Costs incurred to register domain names, integrated databases and add additional functionality are being amortized over 1 – 3 years. Costs incurred in general maintenance of the website or hosting costs are expensed as incurred.

Research and Development Costs

Costs incurred in research and developments are expenses as incurred.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

April 30, 2013

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value was required.

Financial Instruments

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

The recorded amounts of financial instruments, including cash equivalents and accounts payable, approximate their market values as of April 30, 2013.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At April 30, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Basic and diluted EPS were identical for the three months ended April 30, 2013 and 2012 as we had no potentially dilutive debt or equity instruments outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our Inception there were no differences between our comprehensive loss and net loss.

Our comprehensive loss was identical to our net loss for the three months ended April 30 2013 and 2012.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2013 presentation.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

April 30, 2013

Business Segments

The Company believes that its activities during the three months ended April 30, 2013 and 2012 comprised a single segment.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

3. GOING CONCERN AND LIQUIDITY

At April 30, 2013 the Company had cash of $11,052, no profitable business activities or other source of income, liabilities of $25,327, accumulated losses of $92,991 and a shareholders’ deficit of $3,491.

In the financial statements for the fiscal years ended January 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firms includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the three months ended April 30, 2013 and 2012 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares. There is no assurance that this series of events will be satisfactorily completed.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

As of April 30, 2013 and January 31, 2013, the Company owed the President $20.

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a specified period of time. As of April 30, 2013, Mr. Gagnon is scheduled to resume his duties on September 30, 2013, unless otherwise agreed. Mr. Gagnon was paid $400 during the three months ending April 30, 2013 (2012 - $7,500); however, no balance was owed to Mr. Gagnon by the Company as at April 30, 2013 and 2012.

5. SHAREHOLDERS’ DEFICIT

COMMON SHARES

During the three months ended April 30, 2013, the Company issued 20,200 shares of $0.001 par value common stock as follows:

In February 2013, the Company issued 1,000 shares of $0.001 par value common stock for $200 cash or $0.20 per share.

In April 2013, the Company issued 100,000 shares of $0.001 par value common stock for $20,000 cash or $0.20 per share.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

April 30, 2013

STOCK OPTIONS

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

No stock options have been issued to date.

6. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following for the periods ending:

	April 30, 2013	January 31, 2013
Federal income tax benefit attributed to:
Net operating loss	31,617	21,661
Valuation	(31,617)	(5,164)
Net benefit	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2013	January 31, 2013
Deferred tax attributed:
Net operating loss carryover	26,224	21,661
Less: change in valuation allowance	(26,224)	(5,164)
Net deferred tax asset	-	-

At April 30, 2013 the Company had an unused net operating loss carry-forward approximating $92,991 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

7. SUBSEQUENT EVENTS

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

On July 1, 2013, The Board of Directors filed a Form 8-K announcing that it had performed a detailed review of the operation of the Company’s 2012 Equity Incentive Plan (the “Plan”) since its formation on January 31, 2012. While at times the Company’s management had indicated verbally and in emails that certain stock options had been granted, the Company has been unable to locate any signed stock option agreements. The Company contacted its former corporate advisors who had prepared the initial draft of the S1 disclosing the granting of the stock options and requested that they review their files for any documentation relating to disclosure made in the draft S1 relating to the Plan. At the date of this filing, the former corporate advisors have not provided the Company with any such documents or other information as to the circumstances leading to the disclosure of the grant of any stock options.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

April 30, 2013

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

On July 17, 2013 the Company filed its Form 10-K for the year ended January 31, 2013.

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through July 26, 2013, the date of available issuance of these unaudited financial statements. During this period, other than as disclosed above, the Company did not have any material recognizable subsequent events.

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

Overview and History

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010. It is a development stage company and has not yet generated any significant revenues. Its limited start-up operations have consisted of the formation of the Company, development of its business plan, identification of its target market and active research and development of its product. We do not plan on raising any additional funds within the next six months but do not rule out the possibility. We have not been subject to any bankruptcy, receivership or similar proceeding.

The Company operations are currently being conducted out of the premises of its President, Glenda Dowie on a rent-free basis during its development stage. The office is at 3400 Manulife Place, 10180-101 Street, Edmonton, AB Canada T5J 3S4. The Company considers its current principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company. Its fiscal year end is January 31st.

“APT” is an acronym for ‘Applied Proprietary Trading’. APT Systems, Inc. is a company that will be specializing in the creation of innovative equities trading platforms, stock research tools, financial apps and visualization solutions for the financial markets. APT, a technology solution provider, is focusing on the hand held market where we will develop and publish custom technical analysis indicators and trading systems both in-house and for third parties. In addition, the Company intends to develop a user friendly charting tool that displays price action and historic pricing for publicly traded companies. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. Utilizing real time and delayed data networks along with graphic techniques pioneered in the gaming industry, APT’s charting solutions can speak to the mobile needs to be demanded by the next generation of traders.

In order to advance itself during its development stage, APT Systems can roll out traditional trading tools and publish charts for the hand held market to test plans and generate cash flow. However, these tools would be refreshed with leading edge graphics and networking technology to become desirable real-time and interactive trading assistance software.

APT services can extend to include:

-          Mobile Trading App Development

-          Robust Mobile Security Solutions

-          Financial Software and App Development

-          Analytical Software Development

-          Algorithmic Applied Technology

-          Trading Platform Refinement and Development

The steps remaining for the company to begin selling its above listed products are to finalize the programming of the software used in its products, specifically its dimensional charting tools, begin sales and marketing campaigns, contact prospective licensees, which the company expects to complete within 90 days, and deliver its products, which the company expects to complete in less than 180 days after its initial contact with prospective licensees. The new app with user friendly charts will be available to users on a subscription fee plan and will be available under license from other financial companies and brokerage firms who we will attempt to sell our product to. The goal is to have our product used by both handheld (tablet and Smartphone application users) and web based clients.

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

Distribution methods of the products or services
To facilitate marketing plans, our products and platforms will be available initially in the “App Store” managed by Apple Inc. Later, these same products will be available to audiences that prefer using other Smartphones such as Google’s Android or the BlackBerry. Especially in the case of Apple, these companies will provide marketing infrastructure to help developers reach their users and justify costs related to selling products from their app stores. These options will be fully explored and implemented as it makes sense to do so.

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

Results of Operations

For the Period from Inception (October 29, 2010) Through April 30, 2013

The Company has generated $33 in revenue since Inception on October 29, 2010 through April 30, 2013.

Operating expenses from October 29, 2010 through April 30, 2013 were $91,598. The major components of the operating expenses include accounting fees, consulting fees and legal fees.

For the period from October 29, 2010 through April 30, 2013 the Company’s net loss was $92,991.

For the Three Months Ended April 30, 2013 Compared to the Three Months Ended April 30, 2012

The Company generated $22 in revenue in the three months ended April 30, 2013 (2012 - $0).

Operating expenses, which consisted solely of professional fees, general and administrative expenses, web development and research and development costs for the three month period ended April 30, 2013, were $13,419. This compares with operating expenses for the three month period ended April 30, 2012 of $13,054.  The major components of general and administrative expenses include accounting fees, software fees, consulting fees and research and development costs.

As a result of the foregoing, we had a net loss of $13,816 for the three month period ended April 30, 2013. This compares with a net loss for the three month period ended April 30, 2012 of $13,051.

In its audited financial statements as of January 31, 2013, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the company current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

There is no historical financial information about the Company upon which to base an evaluation of its performance. It is in start-up/development stage operations and has not generated any revenues. The Company cannot guarantee it will be successful in its business operations.

Liquidity and Capital Resources

At April 30, 2013 the Company had cash of $11,052, no profitable business activities or other source of income, liabilities of $25,327, accumulated losses of $92,991 and a shareholders’ deficit of $3,491.

In the financial statements for the fiscal years ended January 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Currently, the Company will require a minimum of $50,000 over the next 12 months, which will be funded either through operations or through the sale of its common stock.

The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares. There is no assurance that this series of events will be satisfactorily completed.

As of April 30, 2013, the Company had cash or cash equivalents of $11,052. As of January 31, 2013, the Company had cash or cash equivalents of $2,428.

Cash flow information for the three months ended April 30, 2013 compared to the three months ended April 30, 2012

Net cash used for operating activities was $11,576 for the three month period ended April 30, 2013. This compares to net cash used for operating activities of $13,155 for the three month period ended April 30, 2012. For the period from October 29, 2010 through April 30, 2013 net cash used for operating activities was $64,783.

Cash flows from investing activities were $0 for the three month period ended April 30, 2013 and April 30, 2012. Net cash flows used in investing activities were $13,685 from our Inception on October 29, 2010 through April 30, 2013.

Cash flows provided by financing activities were $20,200 for the three month period ended April 30, 2013 which compares to cash flows provided by financing activities of $0 for the three month period ended April 30, 2012. For the period from October 29, 2010 through April 30, 2013 cash flows provided by financing activities were $89,520.

As of April 30, 2013, our total assets were $21,836 and our total liabilities were $25,327. As of January 31, 2013, our total assets were $14,106 and our total liabilities were $23,981.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

Our plan for the twelve months beginning April 30, 2013 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

Once the app is live and the Company has begun initial Search Engine Optimization (“SEO”) work and internet marketing, it is believed sales will be supported through the app stores and the Company website. The website will be set up to record all visitors automatically and billing will be handled by Apple’s extensive billing backend. This system will allow the Company minimize staff, maintain efficient delivery of products, and keep records for both accounting and marketing.

Successful implementation of the Company’s business strategy depends on factors specific to the internet, regulations regarding equities trading, app development licenses and the hand held device industry and numerous other factors that may be beyond its control. Adverse changes in the following factors could undermine its business strategy and have a material adverse effect on its business, its financial condition, and results of operations and cash flow:

•	the competitive environment in the app sector that may force the Company to reduce prices below the optimal desired pricing level or increase promotional spending;
•	the ability to anticipate changes in consumer preferences and to meet customers’ needs for trading products in a timely cost effective manner; and
•	the ability to establish, maintain and eventually grow market share in a competitive environment.

For delivery of Company information globally, geopolitical changes, changes in trading regulations, currency fluctuations, natural disasters, pandemics and other factors beyond its control may increase the cost of items it purchases, create communication issues or render product delivery difficult which could have a material adverse effect on its sales and profitability.

Concurrent Developments (0-12 months)

Future Trends use E-Books as a method for Training and Revenue:

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Seasonality

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

On November 1, 2011, the Company issued a total of 5,000,000 shares of common stock to Glenda Dowie, our President and Chief Executive Officer for cash at $0.001 per share for a total of $5,000.

On November 1, 2011, the Company issued a total of 500,000 shares of common stock to Mark Anderson, an unaffiliated shareholder for cash at $0.001 per share for a total of $500.

On November 14, 2011, the Company issued a total of 200,000 shares of common stock to Carl Hussey, our Treasurer and Chief Financial Officer for cash at $0.005 per share for a total of $1,000.

On November 14, 2011, the Company issued a total of 200,000 shares of common stock to Joseph Gagnon, our Secretary and Chief Technology Officer for cash at $0.005 per share for a total of $1,000.

On December 7, 2011, the Company issued a total of 1,604,000 shares of common stock to 19 unaffiliated shareholders for cash at $0.005 per share for a total of $8,020.

On January 14, 2012, the Company issued a total of 962,000 shares of common stock to 15 unaffiliated shareholders for cash at $0.04 per share for a total of $38,480.

On January 31, 2012, the Company issued a total of 178,000 shares of common stock to 9 unaffiliated shareholders for cash at $0.10 per share for a total of $17,300.

In December 2012, the Company authorized the issuance of 35,000 common shares of the Company at $0.20 per share to various investors for net cash proceeds of $7,000.

In January 2013, the Company authorized the issuance of 15,000 common shares of the Company at $0.20 per share to various investors for net cash proceeds of $3,000.

In February 2013, the Company issued 1,000 shares of $0.001 par value common stock for $200 cash or $0.20 per share.

In April 2013, the Company issued 100,000 shares of $0.001 par value common stock for $20,000 cash or $0.20 per share.

These securities were issued in reliance upon an exemption provided by Regulation S promulgated under the Securities Act of 1933. The certificates for these securities were issued to a non-US resident and bear a restrictive legend.

At April 30, 2013 there are total of 8,795,000 common shares of the Company issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

 * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2013.

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	July 30, 2013
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Financial Officer and Director	July 30, 2013
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Principal Accounting Officer and Director	July 30, 2013
Carl Hussey	Title	Date

