Form 10-Q/A
period 2013-04-30
APT Systems Inc
filed 2013-08-02
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

APT Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended April 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on July 31, 2013 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

ITEM 6. EXHIBITS

  Exhibits

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302

31.2*	Certification of Chief Financial Officer pursuant to Section 302

31.3*	Certification of Principal Accounting Officer pursuant to Section 302

32.1*	Certification of Chief Executive Officer pursuant to Section 906

32.2*	Certification of Chief Financial Officer pursuant to Section 906

32.3*	Certification of Principal Accounting Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously filed with the Company’s quarterly report on Form 10-Q for the period ended April 30, 2013, filed with the Securities and Exchange Commission on July 31, 2013.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2013.

APT Systems, Inc.

By:	/s/ Glenda Dowie
______________________________
Glenda Dowie, President and Chief Executive Officer

By:	/s/ Joseph Gagnon
______________________________
Joseph Gagnon, Secretary and Chief Financial Officer

By:	/s/ Carl Hussey
______________________________
Carl Hussey, Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	August 2, 2013
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Financial Officer and Director	August 2, 2013
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Principal Accounting Officer and Director	August 2, 2013
Carl Hussey	Title	Date