Form 10-K/A
period 2013-01-31
APT Systems Inc
filed 2013-08-21
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

Commission File No. 333-181597

APT SYSTEMS, INC.

 (Exact Name of Issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3400 Manulife Place
10180-101 Street Edmonton AB	T5J 3S4
(Address of principal executive offices)	(zip code)

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

Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2013, registrant had outstanding 8,795,000 shares of common stock.

Explanatory Note

APT Systems, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended January 31, 2013, filed with the Securities and Exchange Commission on July 17, 2013 (the “Original Filing Date”), in order to provide additional information in Item 4T Controls and Procedures, which are provided due to comments received from the SEC related to the Company’s Post Effective S-1 Registration Statement. In addition to the revisions made to Item 4T, the Company also made formatting changes to its financial tables, as well as wording changes to the headings of the financial line items. No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have been subsequent to the Original Filing Date, and does not modify or update in any way other disclosures made in the Form 10-K.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

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
17

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

The Period From October 29, 2010 (Inception) through January 31, 2013,

and

The years ended January 31, 2013 and January 31, 2012

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

APT Systems, Inc.

Edmonton, AB, Canada

We have audited the accompanying balance sheets of APT Systems, Inc. (a development stage company) as of January 31, 2013 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended January 31, 2012 and for the period from October 29, 2010 (inception) to January 31, 2012 were audited by another auditor who expressed an unqualified opinion on April 13, 2012.

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

July 3, 2013

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979

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

/s/PLS CPA
PLS CPA, A Professional Corp.

April 13, 2012
San Diego, CA. 92111

APT SYSTEMS, INC.

(A Development-Stage Company)

Balance Sheets

	January 31, 2013	January 31,2012
ASSETS

Current Assets
Cash and cash equivalents	$2,428	$39,068
Prepaid expense	-	17,740
Total current assets	2,428	56,808

Other Assets

Software (net of $2,007 accumulated amortization)	9,598	-
Web site	2,080	-
Total other assets	11,678	-

Total Assets	$14,106	$56,808
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$23,961	$475
Loan from director	20	-
TOTAL LIABILITIES	23,981	475

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock $0.001 par value, 10,000,000 shares authorized
None issued as of January, 2013 and 2012, respectively	-	-

Common stock $0.001 par value, 90,000,000 shares authorized, 8,694,000 and 8,644,000 shares issued and outstanding as of January 31, 2013 and 2012, respectively	8,694	8,644
Additional paid-in capital	60,606	63,156
Deficit accumulated during the development stage	(79,175)	(15,467)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,875)	56,333

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,106	$56,808

The accompanying notes are an integral part of these audited financial statements.

APT SYSTEMS, INC

(A Development- Stage Company)

Statements of Operations

			October 29, 2010
	Fiscal	Fiscal	(Inception)
	Year Ended	Year Ended	Through
	January 31, 2013	January 31, 2012	January 31, 2013

Revenue	$11	$-	$11

Operating Costs
Accounting	12,585	-	12,585
Amortization	2,007	-	2,007
Consulting services	10,741	-	10,741
General and Administrative	21,231	12,687	24,011
Legal	6,450	2,500	19,137
Research & development	9,731	-	9,731
Total Operating Costs	62,745	15,187	78,212

Income (Loss) from operations	(62,734)	(15,187)	(78,201)

Other Income (Expense)
Interest expense	(984)	-	(984)
Interest income	10	-	10
Total Other Income	(974)	-	(974)

Net Income (Loss)	$(63,708)	$(15,187)	$(79,175)

Basic and diluted earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding basic and diluted	8,651,083	1,980,412

The accompanying notes are an integral part of these audited financial statements.

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

The accompanying notes are an integral part of these audited financial statements.

APT SYSTEMS, INC.

(A Development Stage Company)

Statements of Cash Flows

	Fiscal	Fiscal	October 29, 2010
	Year Ended	Year Ended	(Inception)
	January 31,	January 31,	Through
	2013	2012	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(63,708)	$(15,187)	$(79,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	2,007		2,007
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5,240	(17,740)
Increase (decrease) in accounts payable	23,486	195	23,961
Net cash provided by (used in) operating activities	(32,975)	(32,732)	(53,207)

CASH FLOWS FROM INVESTING ACTIVITIES

Software purchased	(11,605)	-	(11,605)
Web site development costs	(2,080)	-	(2,080)
Net cash (used in) investing activities	(13,685)	-	(13,685)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder	20	-	20
Issuance of common stock for cash, net	10,000	71,800	69,300
Net cash provided by financing activities	10,020	71,800	69,320

Net change in cash and cash equivalents	(36,640)	39,068	2,428

Net increase in cash
Cash and cash equivalents at beginning of year	$39,068	$-	$-
Cash and cash equivalents at end of year	$2,428	$39,068	$2,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:

Interest	$984	$-	$-

Income Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

During the fiscal year ended January 31, 2012, the Company pre-paid offering costs in the amount of $12,500. Upon the effective filing of the S-1 Registration Statement during the fiscal year ended January 31, 2013, this amount was offset against the offering proceeds in a non-cash transfer between prepaid expenses and additional paid in capital.

The accompanying notes are an integral part of these audited financial statements.

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

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the fiscal years ended January 31, 2013 and 2012, there were no potentially dilutive securities issued and outstanding to be excluded from the computation because they would be anti-dilutive

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

For the fiscal years ended January 31, 2013 and 2012

Reclassifications

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

The provision for federal income tax consists of the following for the years ending:

APT SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
For the fiscal years ended January 31, 2013 and 2012

		January 31,
	January 31, 2013	2012

Federal income tax (benefit):
Current	$(21,661)	$(5,164)
Valuation allowance	21,661	5,164
Net benefit	$-	$-

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at January 31, 2013 and 2012 follows:

		January 31,
	January 31, 2013	2012

Expected tax at 34%	$(21,661)	$(5,164)
Change in valuation allowance	21,661	5,164
Income tax provision	$-	$-

Significant components of our net deferred tax asset or liability at January 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss	$26,920	$5,259

Total gross deferred tax assets	$26,920	$5,259
Valuation allowance	(26,920)	(5,259)
Net deferred tax assets	$0	$0

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

No stock options were issued and outstanding during the twelve months ending January 31, 2013 or 2012 (See Note 7 - Subsequent Events below)

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. Based on this assessment, management believes that as of January 31, 2013, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

Lack of appropriate segregation of duties;

Limited capability to interpret and apply accounting principles generally accepted in the United States;

Lack of formal accounting policies and procedures that include multiple levels of review.

Failure to properly record transactions related to derivative liabilities and equity based payments to employees and non-employees

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Glenda Dowie	56	Director, President, Chief Executive Officer

Joseph Gagnon Carl Hussey	55 62	Director, Secretary, Chief Technology Officer Director, Treasurer, Chief Financial Officer

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

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Glenda Dowie (3)
3400 Manulife Place 10180-101 Street
Edmonton, AB Canada T5J 3S4	5,000,000	57.5%

Joseph Gagnon (4)
3400 Manulife Place 10180-101 Street
Edmonton, AB Canada T5J 3S4	200,000	2.3%

Carl Hussey (5)
3400 Manulife Place 10180-101 Street
Edmonton, AB Canada T5J 3S4	200,000	2.3%

All Officers and Directors as a Group
(two persons)	5,400,000	62.1%

Mark Anderson	500,000	5.8%

Donald Meador	450,000	5.2%

   (1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3) Glenda Dowie is an officer and director, and also owns 1,000,000 unexercised stock options.

(4) Joseph Gagnon is an officer and director, and also owns 1,000,000 unexercised stock options.

(5) Carl Hussey is an officer and director, and also owns 250,000 unexercised stock options.

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

* Previously filed with Form S-1 Registration Statement, on May 23, 2012

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2013.

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

s/ Glenda Dowie	President, Chief Executive Officer and Director	August 16, 2013
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Financial Officer and Director	August 16, 2013
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Principal Accounting Officer and Director	August 16, 2013
Carl Hussey	Title	Date

