Form 10-Q/A
period 2013-04-30
APT Systems Inc
filed 2013-08-21
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

APT Systems, Inc. is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended April 30, 2013, filed with the Securities and Exchange Commission on July 31, 2013 (the “Original Filing Date”), in order to provide additional information in Item 4T Controls and Procedures, which are provided due to comments received from the SEC related to the Company’s Post Effective S-1 Registration Statement. In addition to the revisions made to Item 4T, the Company also made formatting changes to its financial tables, as well as wording changes to the headings of the financial line items. No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have been subsequent to the Original Filing Date, and does not modify or update in any way other disclosures made in the Form 10-Q.

2

FORM 10-Q

APT SYSTEMS, INC.

3

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to APT SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended April 30, 2013and 2012
And
The Period from Inception (October 29, 2010) Through April 30, 2013

APT Systems, Inc.

Financial Statements

(Unaudited)

APT SYSTEMS, INC.

(A Development-Stage Company)

Balance Sheets

	(Unaudited) April 30, 2013	(Audited) January 31,2013
ASSETS
Current Assets
Cash and cash equivalents	$11,052	$2,428
Total current assets	11,052	2,428

Other Assets

Software(net of $2,641 & $2,007 accumulated amortization respectively)	8,964	9,598
Web site (net of $260 & $0 accumulated amortization respectively)	1,820	2,080
Total other assets	10,784	11,678

Total Assets	$21,836	$14,106

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$25,307	$23,961
Loan from director	20	20
Total Liabilities	25,327	23,981

Stockholders' Deficit

Preferred stock: $0.001 par value, 10,000,000 shares authorized; None issued as of April 30, 2013 and January 31,2013 respectively	-	-

Common stock: $0.001 par value, 90,000,000 shares authorized; 8,795,000 and 8,694,000 shares issued and outstanding as of April 30, 2013 and January 31, 2013 respectively.	8,795	8,694
Additional paid-in capital	80,705	60,606
Deficit accumulated during the development stage	(92,991)	(79,175)
Total Stockholders' Deficit	(3,491)	(9,875)

Total Liabilities and Stockholders' Deficit	$21,836	$14,106

See Accompanying Notes to Financial Statements

APT SYTEMS, INC.

(A Development-Stage Company)

Statements of Operations

	(Unaudited) Three Months Ended April 30, 2013	(Unaudited) Three Months Ended April 30, 2012	(Unaudited) Inception (October 29, 2010) Through April 30, 2013

Revenue	$22	$-	$33

Operating Costs
Accounting	5,000	2,500	20,085
Amortization	894	-	2,901
Consulting services	400	-	11,141
General and administrative	3,947	5,554	20,458
Legal	250	-	19,387
Research & development	2,928	5,000	17,659
Total Operating Costs	13,419	13,054	91,631

Income(Loss) from Operations	(13,397)	(13,054)	(91,598)

Other Income (Expense)
Interest income (expense), net	(419)	3	(1,393)

Net Income(Loss)	$(13,816)	$(13,051)	$(92,991)

Basic and diluted earnings (loss) per share	$0.00 *	$0.00 *

Weighted average number of common shares outstanding: basic and diluted	8,719,719	8,644,000

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

The provision for refundable federal income tax consists of the following for the periods ending:

	April 30, 2013	January 31, 2013
Federal income tax benefit attributed to:
Net operating loss	$31,617	$21,661
Valuation	(31,617)	(5,164)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2013	January 31, 2013
Deferred tax attributed:
Net operating loss carryover	$26,224	$21,661
Less: change in valuation allowance	(26,224)	(5,164)
Net deferred tax asset	$-	$-

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. Based on this assessment, management believes that as of April 30, 2013, our internal control over financial reporting was not effective based on those criteria.

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

* Previously filed with Form S-1 Registration Statement, May 23, 2012

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	August 16, 2013
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Financial Officer and Director	August 16, 2013
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Principal Accounting Officer and Director	August 16, 2013
Carl Hussey	Title	Date

