Form 10-Q
period 2013-07-31
APT Systems Inc
filed 2013-09-20
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   July 31, 2013

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

As of September 13, 2013, registrant had outstanding 8,795,000 shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

ii

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to APT SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

______________________________________________________________________________________________

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended July 31, 2013 and 2012

 And

The Period from Inception (October 29, 2010) Through July 31, 2013

______________________________________________________________________________________________

 APT Systems, Inc.

Financial Statements

(Unaudited)

APT SYSTEMS, INC.

(A Development-Stage Company)

Balance Sheets

	(Unaudited)	(Audited)
	July 31, 2013	January 31,2013
ASSETS
Current Assets
Cash and cash equivalents	$2,028	$2,428
Total current assets	2,028	2,428

Other Assets

Software (net of $3,275 & $2,007 accumulated amortization respectively)	8,330	9,598
Web site (net of $520 & $0 accumulated amortization respectively)	1,560	2,080

Total other assets	9,890	11,678

Total Assets	$11,918	$14,106

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$27,563	$23,961
Loan from director	20	20
Total Liabilities	27,583	23,981

Stockholders' Deficit

Preferred stock $0.001 par value, 10,000,000 shares authorized; None issued as of July 31, 2013 and January 31,2013 respectively	-	-

Common stock $0.001 par value, 90,000,000 shares authorized; 8,795,000 and 8,694,000 shares issued and outstanding as of July 31, 2013 and January 31, 2013 respectively.	8,795	8,694
Additional paid-in capital	80,705	60,606
Deficit accumulated during the development stage	(105,165)	(79,175)
Total Stockholders' Deficit	(15,665)	(9,875)

TOTAL STOCKHOLDERS' DEFICIT

Total Liabilities and Stockholders' Deficit	$11,918	$14,106

See Accompanying Notes to Financial Statements

APT SYTEMS, INC.

(A Development-Stage Company)

Statements of Operations

	(Unaudited) Three Months Ending		(Unaudited) Six Months Ending		(Unaudited) Inception (October 29, 2010) Through July 31,
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	2013
Revenue	$-	$-	$22	$-	$33

Operating Costs
Accounting	4,100	1,500	9,100	6,110	24,185
Amortization	894	-	1,788	-	3,795
Consulting services	-	7,500	-	15,000	21,849
General and administrative	6,761	6,864	11,108	10,610	16,511
Legal	-	4,950	250	17,450	19,387
Research & development	-	-	2,928	12,500	17,659
Total Operating Costs	11,755	20,814	25,174	61,670	103,386

Income(Loss) from Operations	(11,755)	(20,814)	(25,152)	(61,670)	(103,353)

Other Income (Expense)
Interest income (expense), net	(419)	4	(838)	7	(1,812)

Net Income(Loss)	$(12,174)	$(20,810)	$(25,990)	$(61,663)	$(105,165)

Basic earnings (loss) per share: Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.01)

Weighted average number of common shares outstanding: Basic and Diluted	8,757,983	8,644,000	8,757,983	8,644,000

* denotes less than $(0.01) per share.

See Accompanying Notes to Financial Statements

APT SYSTEMS, INC.

(A Development-Stage Company)

Statements of Stockholders' Equity (Deficit)

Period from Inception (October 29, 2010) through July 31, 2013

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance, October 29, 2010 (Inception) - audited	-	$-	$-	$-	$-

Net loss	-	-	-	(280)	(280)

Balance January 31, 2011 - audited	-	-	-	(280)	(280)

Common stock issued for cash	8,644,000	8,644	63,156	-	71,800

Net loss	-	-	-	(15,187)	(15,187)

Balance January 31, 2012 - audited	8,644,000	8,644	63,156	(15,467)	56,333

Common stock issued for cash	50,000	50	9,950	-	10,000

Offering costs	-	-	(12,500)	-	(12,500)

Net loss	-	-	-	(63,708)	(63,708)

Balance January 31, 2013 - audited	8,694,000	8,694	60,606	(79,175)	(9,875)

Common stock issued for cash	101,000	101	20,099	-	20,200

Net loss	-	-	-	(25,990)	(25,990)

Balance July 31, 2013 (Unaudited)	8,795,000	$8,795	$80,705	$(105,165)	$(15,665)

See Accompanying Notes to Financial Statements

APT SYSTEMS, INC.

(A Development-Stage Company)

Statements of Cash Flows

	(Unaudited) Six Months July 31, 2013	(Unaudited) Six Months July 31, 2012	(Unaudited) Inception (October 29, 2010) Through July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,990)	$(61,663)	$(105,165)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	1,788	-	3,795
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	12,500	-
Increase (decrease) in accounts payable	3,602	22,402	27,563
Net cash provided by (used in) operating activities	(20,600)	(26,761)	(73,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Software purchased	-	-	(11,605)
Web site development costs	-	-	(2,080)
Net cash (used in) investing activities	-	-	(13,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	-	-	20
Issuance of common stock for cash	20,200	-	89,500
Net cash provided by financing activities	20,200	-	89,520

Net change in cash and cash equivalents	(400)	(26,761)	2,028

Cash and cash equivalents at beginning of period	$2,428	$39,068	$-

Cash and cash equivalents at end of period	$2,028	$12,307	$2,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

During the fiscal year ended January 31, 2012, the Company pre-paid deferred offering costs in the amount of $12,500. Upon the effective of the S-1 Registration Statement during the fiscal year ended January 31, 2013, this amount was offset against the offering proceeds in a non-cash transfer between prepaid expenses and additional paid in capital.

See Accompanying Notes to Financial Statements

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2013

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months and six months ended July 31, 2013 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2013 included in our Form 10-K filed with the SEC.

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

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT

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

Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  Accounting Standards Codification (“ASC”) 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Level 3: Significant unobservable inputs which reflect a reporting entity’s own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents and accounts payable, approximate their market values as of July 31 and January 31, 2013.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At July 31 and January 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Basic and diluted EPS were identical for the three and six months ended July 31, 2013 and 2012 as there were no potentially dilutive debt or equity instruments outstanding.

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

The comprehensive loss was identical to the net loss for the three months and six months ended July 31 2013 and 2012.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2013 presentation.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT

Business Segments

The Company believes that its activities during the three months and six months ended July 31, 2013 and 2012 comprised a single segment.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

3. GOING CONCERN AND LIQUIDITY

At July 31, 2013 the Company had cash of $2,028, no profitable business activities or other source of income, liabilities of $27,583, accumulated losses of $105,165 and a stockholders’ deficit of $15,665.

In the audited financial statements for the fiscal years ended January 31, 2013 and 2012, the Reports of our Independent Registered Public Accounting Firms include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the three months and six months ended July 31, 2013 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares. There is no assurance that this series of events will be satisfactorily completed.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

As of July 31, 2013 and January 31, 2013, the Company owed the President $20.

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a specified period of time. As of July 31, 2013 Mr. Gagnon is scheduled to resume his duties on or about September 30, 2013 unless otherwise agreed in writing. Mr. Gagnon was paid $600 (2012 - $7,500) and $1,000 (2012 - $15,000) during the three months and six months ending July 31, 2013 respectively, however, no balance was owed to Mr. Gagnon by the Company as at July 31 and January 31, 2013.

 5. SHAREHOLDERS’ DEFICIT

PREFERRED SHARES

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding during the three and six months ended July 31, 2013 or 2012.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2013

5. SHAREHOLDERS’ DEFICIT CONT.

COMMON SHARES

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001.

In February 2013, the Company issued 1,000 shares of $0.001 par value common stock for $200 cash or $0.20 per share.

In April 2013, the Company issued 100,000 shares of $0.001 par value common stock for $20,000 cash or $0.20 per share.

As at July 31, 2013, 8,795,000 shares of common stock were issued and outstanding.

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

The provision for refundable federal income tax consists of the following for the periods ending:

	July 31, 2013	January 31, 2013
Federal income tax benefit attributed to:

Net operating loss	$35,756	$21,661
Valuation	(35,756)	(21,661)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2013	January 31, 2013
Deferred tax attributed:
Net operating loss carryover	$35,756	$21,661
Less: change in valuation allowance	(35,756)	(21,661)
Net deferred tax asset	$-	$-

At July 31, 2013 the Company had an unused net operating loss carry-forward approximating $105,165 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2013

7. SUBSEQUENT EVENTS

On August 2, 2013 the Company filed a Form 10-Q/A for the three months ended April 30, 2013.

On August 21, 2013 the Company filed a Form 10-K/A in respect of the year ended January 31, 2013, a further Form 10-Q/A for the three months ended April 30, 2013 and Post Effective Amendment No. 2 to Form S-1.

On September 5, the Company filed a Post Effective Amendment No. 3 to Form S-1.

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through September 16, 2013, the date of available issuance of these unaudited financial statements. During this period, other than as disclosed above, the Company did not have any material recognizable subsequent events.

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

Overview and History

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010. It is a development stage company and has not yet generated any significant revenues. Its limited start-up operations have consisted of the formation of the Company, development of its business plan, identification of its target market and active research and development of its products. We plan on raising additional funds within the next six months but do not rule out the possibility of shareholder loans. We have not been subject to any bankruptcy, receivership or similar proceeding.

The Company operations were being conducted out of the premises of its President, Glenda Dowie on a rent-free basis during its development stage until June 15th. The operations were moved to its new office is at 3400 Manulife Place, 10180-101 Street, Edmonton, AB Canada T5J 3S4. The Company considers its principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company. Its fiscal year end is January 31st.

“APT” is an acronym for ‘Applied Proprietary Trading’. APT Systems, Inc. is a company that will be specializing in the creation of innovative equities trading platforms, market indicators, stock research tools, financial apps and visualization solutions for the financial markets. APT, a technology solution provider, is focusing on the hand held market where we will develop and publish custom technical analysis indicators and trading systems both in-house and for third parties. In addition, the Company intends to develop a user friendly charting tool that displays price action and historic pricing for publicly traded companies. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. Utilizing real time and delayed data networks along with graphic techniques pioneered in the gaming industry, APT’s charting solutions can speak to the mobile needs to be demanded by the next generation of equities traders.

In order to advance itself during its development stage, APT Systems can roll out traditional trading tools and publish charts for the hand held market to test plans and generate cash flow. However, these tools would be refreshed with leading edge graphics and networking technology to become desirable real-time and interactive trading assistance software.

APT services can extend to include:

-	Mobile Trading App Development
-	Robust Mobile Security Solutions
-	Financial Software and App Development
-	Analytical Software Development
-	Algorithmic Applied Technology
-	Trading Platform Refinement and Linking to Brokerage accounts

The steps remaining for the company to begin selling its above listed products are to finalize the programming of the software used in its products, specifically its dimensional charting tools, begin sales and marketing campaigns, contact prospective licensees, which the company expects to complete within 90 days, and deliver its products, which the company expects to complete in less than 180 days after its initial contact with prospective licensees. The new app with user friendly charts will be available to users on a subscription fee plan and will be available under license from other financial companies and brokerage firms who we will attempt to sell our product to. The goal is to have our product used by both handheld (tablet and Smartphone application) users and web based clients.

Recent Events

During the last six months, we have largely been focused on correcting and refilling our forms S-1, 10-K and 10-Q which we had previously been filed with the SEC.

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

On July 17, 2013 the Company filed its Form 10-K for the year ended January 31, 2013.

On July 31, 2013 the Company filed its Form 10-Q for the three months ended April 30, 2013 without an XBRL file.

On August 2, 2013 the Company filed its Form 10-Q/A for the three months ended April 30, 2013 with an XBRL file.

On August 21, 2013 the Company filed a Form 10-K/A in respect of the year ended January 31, 2013, a further Form 10-Q/A for the three months ended April 30, 2013 and Post Effective Amendment No. 2 to Form S-1.

On September 5, the Company filed a Post Effective Amendment No. 3 to Form S-1.

Throughout this period, the Company has operated without an effective registration statement and therefore has been unable to raise the necessary equity investment to implement its business plan effectively. Consequently, with its currently limited financial resources, the Company has only been able to make very limited progress in developing its business activities in the last six months.

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

Results of Operations

For the Three Months Ended July 31, 2013 Compared to the Three Months Ended July 31, 2012

Revenue

The Company generated $0 in revenue in the three months ended July 31, 2013 (2012 - $0).

Operating Expenses

Operating expenses, which consisted solely of professional fees, general and administrative expenses, web development and research and development costs were $11,755 for the three month ended July 31, 2013 compared to $20,814for the three month period ended July 31, 2012, a decrease of $9,059. The decrease was largely due reduced consulting costs in the three months ended July 31, 2013 as we did not have the funding available to pursue our business plan more aggressively.

Operating Loss

In the three months ended July 31, 2013 we incurred an operating loss of $11,755 compared to an operating loss of $20,814 for the three month ended July 31, 2012 due to the factors discussed above.

Interest Expense

We incurred interest expense of $419 in the three month ended July 31, 2013 compared to interest income $4 for the three month period ended July 31, 2012. During the three months ended July 31, 2013 we funded some of our expenditure on credit card and consequently we incurred finance charges that we had not incurred during the three months ended July 31, 2012.

Net Loss

In the three months ended July 31, 2013 we incurred a net loss of 12,174 compared to a net loss of $20,810 for the three month ended July 31, 2012 due to the factors discussed above.

For the Six Months Ended July 31, 2013 Compared to the Six Months Ended July 31, 2012

Revenue

The Company generated $22 in revenue in the six months ended July 31, 2013 (2012 - $0).

Operating Expenses

Operating expenses, which consisted solely of professional fees, general and administrative expenses, web development and research and development costs were $25,174 for the six month ended July 31, 2013 compared to $61,670 for the six month period ended July 31, 2012, a decrease of $36,496. The decrease was largely due reduced consulting costs in the six months ended July 31, 2013 as we did not have the funding available to implement our business plan more effectively.

Operating Loss

In the six months ended July 31, 2013 we incurred an operating loss of $25,152 compared to an operating loss of $61,670 for the six month ended July 31, 2012 due to the factors discussed above.

Interest Expense

We incurred interest expense of $838 in the six month ended July 31, 2013 compared to interest income $7 for the six month period ended July 31, 2012. During the six months ended July 31, 2013 we funded some of our expenditure on credit card and consequently we incurred finance charges that we had not incurred during the six months ended July 31, 2012.

Net Loss

In the six months ended July 31, 2013 we incurred a net loss of $25,990 compared to a net loss of $61,663 for the six month ended July 31, 2012 due to the factors discussed above.

Cash flow information for the six months ended July 31, 2013 is compared to the six months ended July 31, 2012

At July 31, 2013, the Company had cash of $2,028, no profitable business activities or other source of income, liabilities of $27,583, accumulated losses of $105,165 and a shareholders’ deficit of $15,665.

In the financial statements for the fiscal years ended January 31, 2013 and 2012, the Reports of the Independent Registered Public Accounting Firms include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Currently, the Company expects to require a minimum of $100,000 over the next 12 months, which will be funded either through operations or through the sale of its common stock.

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

Net cash used for operating activities was $20,600 for the six month period ended July 31, 2013. This compares to net cash used for operating activities of $26,761 for the six month period ended July 31, 2012. During the six months ended July 31, 2013 we incurred a loss of $25,990 which was partially reduced by $1,788 of non cash expenses and a $3,602 increase in operating liabilities to arrive at cash used in operations of $20,600. By comparison, during the six months ended July 31, 2012 we incurred a loss of $61,663 which was partially reduced by a $34,902 arising from the movement in our net operating assets and liabilities to arrive at cash used in operations of $26,761.

Cash flows generated by (used in) investing activities were at $0 for the six month periods ended July 31, 2013 and 2012.

Cash flows provided by financing activities were $20,200 for the six month period ended July 31, 2013 which compares to cash flows provided by financing activities of $0 for the six month period ended July 31, 2012. During the six months ended July 31, 2013 we received $20,200 through the sale of 101,000 shares of our common stock. No shares of our common stock were sold during the six months ended July 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

Our plan for the nine months beginning July 31, 2013 is to operate at a break even or a profit. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. Based on this assessment, management believes that as of July 31, 2013, our internal control over financial reporting was not effective based on those criteria.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Post Effective Amendment No. 3 to Registration Statement on Form S-1 that was filed with the Securities and Exchange Commission on September 9, 2013.

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

At July 31, 2013 there are total of 8,795,000 common shares of the Company issued and outstanding.

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

* Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 20, 2013.

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	September 20, 2013
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Financial Officer and Director	September 20, 2013
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Principal Accounting Officer and Director	September 20, 2013
Carl Hussey	Title	Date

