Form 10-Q/A
period 2013-07-31
APT Systems Inc
filed 2013-09-26
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________________________

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

1

Explanatory Note

APT Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended July 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 20, 2013 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

* Previously filed with the Company’s quarterly report on Form 10-Q for the period ended July 31, 2013, filed with the Securities and Exchange Commission on September 20, 2013.

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

2

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 26, 2013.

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	September 26, 2013
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Financial Officer and Director	September 26, 2013
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Principal Accounting Officer and Director	September 26, 2013
Carl Hussey	Title	Date

3