Form 10-Q
period 2013-10-31
APT Systems Inc
filed 2014-01-21
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   October 31, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-181597

APT SYSTEMS, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction)	(IRS Employer File Number)

3400 Manulife Place 10180-101 Street
Edmonton, AB Canada	T5J 3S4
(Address of principal executive offices)	(zip code)

(780)-270-6048

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of January 17, 2014, registrant had outstanding 8,820,000 shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I FINANCIAL INFORMATION		3

Item 1.	Unaudited Financial Statements for the three and nine month periods ended October 31, 2013 and 2012 and the period from Inception (October 29, 2010) to October 31, 2013	3

	Balance Sheets	4
	Statements of Operations	5
	Statements of Shareholders’ Equity (Deficit)	6
	Statements of Cash Flows	7
	Notes to Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis and Plan of Operation	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION		19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to APT SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended October 31, 2013 and 2012

And

The Period from Inception (October 29, 2010) Through October 31, 2013

APT Systems, Inc.

Financial Statements

(Unaudited)

APT SYSTEMS, INC.
(A Development-Stage Company)
Balance Sheets

	(Unaudited)	(Audited)
	October 31, 2013	January 31,2013
ASSETS
Current Assets
Cash and cash equivalents	$719	$2,428
Total current assets	719	2,428

Other Assets

Software (net of $3,909 & $2,007 accumulated amortization respectively)	7,696	9,598
Web site (net of $780 & $0 accumulated amortization respectively)	1,300	2,080

Total other assets	8,996	11,678

Total Assets	$9,715	$14,106

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$37,689	$23,961
Loan from director	2,243	20
Total Liabilities	39,932	23,981

Stockholders' Deficit

Preferred stock $0.001 par value, 10,000,000 shares authorized; None issued as of October 31, 2013 and January 31,2013 respectively
	-	-

Common stock $0.001 par value, 90,000,000 shares authorized; 8,820,000 and 8,694,000 shares issued and outstanding as of October 31, 2013 and January 31, 2013 respectively.

	8,820	8,694
Additional paid-in capital	85,680	60,606
Deficit accumulated during the development stage	(124,717)	(79,175)
Total Stockholders' Deficit	(30,217)	(9,875)

Total Liabilities and Stockholders' Deficit	$9,715	$14,106

 See Accompanying Notes to Financial Statements

APT SYTEMS, INC.
(A Development-Stage Company)
Statements of Operations

					(Unaudited)
	(Unaudited) Three Months Ending		(Unaudited) Nine Months Ending		Inception (October 29, 2010) Through
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Revenue	$17	$-	$39	$-	$50

Operating Costs
Accounting	2,100	3,375	11,200	9,485	26,285
Amortization	894	-	2,682	-	4,689
Consulting services	-	-	-	15,000	21,849
General and administrative	9,308	3,785	20,416	21,655	36,927
Legal	7,000	50	7,250	5,000	26,837
Research & development	-	-	2,928	17,740	17,659
Total Operating Costs	19,302	7,210	44,476	68,880	122,688

Income(Loss) from Operations	(19,285)	(7,210)	(44,437)	(68,880)	(122,638)

Other Income (Expense)
Interest income (expense), net	(267)	(576)	(1,105)	(569)	(2,079)

Net Income(Loss)	$(19,552)	$(7,786)	$(45,542)	$(69,449)	$(124,717)

Basic earnings (loss) per share: Basic and Diluted	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

Weighted average number of common shares outstanding: Basic and Diluted	8,796,630	8,644,000	8,771,007	8,644,000

* denotes a loss of less than $(0.01) per share.

See Accompanying Notes to Financial Statements

APT SYSTEMS, INC.
(A Development-Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from Inception (October 29, 2010) through October 31, 2013

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, October 29, 2010 (Inception) - audited	-	$-	$-	$-	$-

Net loss	-	-	-	(280)	(280)

Balance January 31, 2011 - audited	-	-	-	(280)	(280)

Common stock issued for cash	8,644,000	8,644	63,156	-	71,800

Net loss	-	-	-	(15,187)	(15,187)

Balance January 31, 2012 - audited	8,644,000	8,644	63,156	(15,467)	56,333

Common stock issued for cash	50,000	50	9,950	-	10,000

Offering costs	-	-	(12,500)	-	(12,500)

Net loss	-	-	-	(63,708)	(63,708)

Balance January 31, 2013 - audited	8,694,000	8,694	60,606	(79,175)	(9,875)

Common stock issued for cash	101,000	101	20,099	-	20,200

Common stock issued for services at $0.20 per share	25,000	25	4,975	-	5,000

Net loss	-	-	-	(45,542)	(45,542)

Balance October 31, 2013 (Unaudited)	8,820,000	$8,820	$85,680	$(124,717)	$(30,217)

See Accompanying Notes to Financial Statements

APT SYSTEMS, INC.
(A Development-Stage Company)
Statements of Cash Flows
			(Unaudited)
			Inception
	(Unaudited)	(Unaudited)	(October 29,
	Nine Months	Nine Months	2010) Through
	October 31, 2013	October 31, 2012	October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,542)	$(69,449)	$(124,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization expense	2,682	-	4,689
Stocks issued for services	5,000	-	5,000
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	17,740	-
Increase (decrease) in accounts payable	13,728	19,675	37,689
Net cash provided by (used in) operating activities	(24,132)	(32,034)	(77,339)

CASH FLOWS FROM INVESTING ACTIVITIES
Software purchased	-	-	(11,605)
Web site development costs	-	-	(2,080)
Net cash (used in) investing activities	-	-	(13,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	2,223	-	2,243
Issuance of common stock for cash	20,200	-	89,500
Net cash provided by financing activities	22,423	-	91,743

Net change in cash and cash equivalents	(1,709)	(32,034)	719

Cash and cash equivalents at beginning of period	2,428	39,068	-

Cash and cash equivalents at end of period	$719	$7,034	$719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Common stock issued for services	$5,000	$-	$5,000

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

See Accompanying Notes to Financial Statements

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2013 AND 2012 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO OCTOBER 31, 2013

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the three months and nine months ended October 31, 2013 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2014.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2013 included in our Form 10-K filed with the SEC.

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

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2013 AND 2012 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO OCTOBER 31, 2013

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT

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

The recorded amounts of financial instruments, including cash equivalents and accounts payable, approximate their market values as of October 31, 2013.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At October 31 and January 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during any of the periods presented in these financial statements.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2013 AND 2012 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO OCTOBER 31, 2013

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT

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

The comprehensive loss was identical to the net loss for the three months and six months ended October 31, 2013.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2013 presentation.

Business Segments

The Company believes that its activities during the three months and nine months ended October 31, 2013 and October 31, 2012 comprised a single segment.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

3.  GOING CONCERN AND LIQUIDITY

At October 31, 2013 the Company had cash of $719, no profitable business activities or other source of income, liabilities of $39,932, accumulated losses of $124,717 and a stockholders’ deficit of $30,217.

In the audited financial statements for the fiscal years ended January 31, 2013 and 2012, the Reports of our Independent Registered Public Accounting Firms include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the three months and nine months ended October 31, 2013 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or the issuance of common shares. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2013 AND 2012 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO OCTOBER 31, 2013

4.  RELATED PARTY TRANSACTIONS

The President of the Company no longer provides management and office premises to the Company for no compensation. Suitable office facilities are now rented monthly and reflected in our expenses.

As of October 31, 2013, the Company owed shareholders $2,263.

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a specified period of time. As of October 31, 2013 Mr. Gagnon is scheduled to resume his duties on or about December 31, 2013 unless otherwise agreed in writing.  Mr. Gagnon was paid $600 and $1,000 during the three months and nine months ending October 31, 2013 respectively, however, no balance was owed to Mr. Gagnon by the Company as of October 31, 2013.

5.  SHAREHOLDERS’ DEFICIT

PREFERRED SHARES

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding during the three or nine months ended October 31, 2013 or October 31, 2012.

COMMON SHARES

During the nine months ended October 31, 2013, the Company issued 126,000 shares of $0.001 par value common stock as follows:

In February 2013, the Company issued 1,000 shares of $0.001 par value common stock for $200 cash or $0.20 per share.

In April 2013, the Company issued 100,000 shares of $0.001 par value common stock for $20,000 cash or $0.20 per share.

In October 2013, the Company issued 25,000 shares of $0.001 par value common stock for services valued at $5,000 or $0.20 per share.

As at October 31, 2013 there were 8,820,000 shares of our common stock issued and outstanding.

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

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2013 AND 2012 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO OCTOBER 31, 2013

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

The provision for refundable federal income tax consists of the following for the periods ending:

	October 31, 2013	January 31, 2013
Federal income tax benefit attributed to:
Net operating loss	$15,484	$21,661
Valuation	(15,484)	(21,661)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2013	January 31, 2013
Deferred tax attributed:
Net operating loss carryover	$42,404	$21,661
Less: change in valuation allowance	(42,404)	(21,661)
Net deferred tax asset	$-	$-

At October 31, 2013 the Company had an unused net operating loss carry-forward approximating $124,717 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

7.  SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through January 17, 2014, the date of available issuance of these unaudited financial statements. During this period, other than as disclosed above, the Company did not have any material recognizable subsequent events

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Overview and History

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010.  It is a development stage company and has not yet generated significant revenues as its key products are still under development.  Its limited start-up operations have consisted of the formation of the Company, development of its business plan, identification of its target market and active research towards the development of its software products.  Upon obtaining our trading symbol, we plan on raising additional funds within the next six months by issuing shares but do not rule out the possibility of shareholder loans.  We have not been subject to any bankruptcy, receivership or similar proceeding.

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

In order to advance itself during its development stage, APT Systems can roll out traditional trading tools and publish charts for the hand held market to test plans and generate cash flow. However, these tools would be refreshed with leading edge graphics and networking technology to become desirable real-time and interactive trading assistance software.  In addition, the company was recently in contact with potential educators for its products and for general education of its clients in trading techniques.

APT services can extend to include:

-

Mobile Trading App Development

-

Robust Mobile Security Solutions

-

Financial Software and App Development

-

Analytical Software Development

-

Algorithmic Applied Technology

-

Trading Platform Refinement and Linking to Brokerage accounts

The steps remaining for the company to begin selling its above listed products are to finalize the programming of the software used in its products, specifically its dimensional charting tools, begin sales and marketing campaigns, contact prospective licensees, which the company expects to complete within 90 days, and deliver its products, which the company expects to complete in less than 180 days after its initial contact with prospective licensees. The new app with user friendly charts will be available to users on a subscription fee plan and will be available under license from other financial companies and brokerage firms who we will attempt to sell our product to.  The goal is to have our product used by both handheld (tablet and Smartphone) users and web based clients.

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

On June 15th, the operations were moved to its new office is at 3400 Manulife Place, 10180-101 Street, Edmonton, AB Canada T5J 3S4.  The Company considers its principal office space arrangement adequate and will reassess annually its needs based upon the future growth of the Company.

On October 1, 2013, The Board of Directors filed a Form 8-K announcing that it had performed a detailed review of the operation of the Company’s 2012 Equity Incentive Plan (the “Plan”) since its formation on January 31, 2012. While at times the Company’s management had indicated verbally and in emails that certain stock options had been granted, the Company has been unable to locate any signed stock option agreements. The Company contacted its former corporate advisors who had prepared the initial draft of the S1 disclosing the granting of the stock options and requested that they review their files for any documentation relating to disclosure made in the draft S1 relating to the Plan. At the date of this filing, the former corporate advisors have not provided the Company with any such documents or other information as to the circumstances leading to the disclosure of the grant of any stock options.

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

On September 5, 2013 the Company filed a Post Effective Amendment No. 3 to Form S-1.

On September 16, 2013 the Company filed its Form 10-Q for the three and six months ended July 31, 2013 without an XBRL file.

On September 20, 2013 the Company filed its Form 10-Q/A for the three months and six months ended July 31, 2013 with an XBRL file.

On October 10, 2013 the Company filed a Post Effective Amendment No. 4 to Form S-1.

On October 23, 2013 the Company filed a Post Effective Amendment No. 5 to Form S-1 which was declared effective on October 25, 2013.

Throughout this period, the Company has operated without an effective registration statement and therefore has been unable to raise the necessary equity investment to implement its business plan effectively. Consequently, with its currently limited financial resources, the Company has only been able to make very limited progress in developing its business activities in the last nine months.

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

Results of Operations

For the Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

Revenue

The Company generated $17 in revenue in the three months ended October 31, 2013 compared to $0 of revenue in the three months ended October 31, 2012. As a development stage company, we have generated only nominal revenue to date.

Operating Expenses

Operating expenses, which consisted solely of legal and accounting fees and general and administrative expenses were $19,302 for the three month ended October 31, 2013 compared to $7,210 for the three month period ended October 31, 2012, an increase of $12,092. The increase was largely due to increased legal, accounting and filing fees incurred in correcting and refilling our registration statement with the SEC.

Operating Loss

We incurred an operating loss of $19,285 in the three months ended October 31, 2013 compared to a operating loss of $7,210 for the three months ended October 31, 2012 due to the factors described above.

Interest Expense

We incurred an interest expense of $267 in the three month ended October 31, 2013 compared to interest expense $576 for the three month period ended October 31, 2012, a decrease of $309. During the three months ended October 31, 2012 we funded some of our expenditures on credit card and consequently we incurred charges that we had not incurred during the three months ended October 31, 2013 during which we raised new funding through the sales of shares of our common stock..

Net Loss

In the three months ended October 31, 2013 we incurred a net loss of $19,552 compared to a net loss of $7,786 for the three month ended October 31, 2012 due to the factors discussed above.

For the Nine Months Ended October 31, 2013 Compared to the Nine Months Ended October 31, 2012

Revenue

The Company generated $39 in revenue in the nine months ended October 31, 2013 compared to $0 of revenue in the nine months ended October 31, 2012. As a development stage company, we have   generated only nominal revenue to date.

Operating Expenses

Operating expenses, which consisted solely of professional and consulting fees, general and administrative expenses, web development and research and development costs were $44,476 for the nine month ended October 31, 2013 compared to $68,880 for the nine month period ended October 31, 2012, a decrease of $24,404. The decrease was largely due to reduced expenditure on research and development and consulting in the nine months ended October 31, 2013 as we did not have the funding available to pursue our business plan more aggressively.

Operating Loss

We incurred an operating loss of $44,437 during the nine months ended October 31, 2013 compared to $60,449 in the nine months ended October 31, 2012, a decrease of $24,443 due to the factors discussed above.

Interest Expense

We incurred an interest expense of $1,105 in the nine month ended October 31, 2013 compared to interest expense of $569 for the nine month period ended October 31, 2012, an increase of $536. During the nine months ended October 31, 2013 we funded some of our expenditures on credit card and consequently we incurred charges that we had not incurred during the nine months ended October 31, 2012.

Net Loss

In the nine months ended October 31, 2013 we incurred a net loss of $45,542 compared to a net loss of $69,449 for the nine month ended October 31, 2012, an increase of $23,907, due to the factors discussed above.

Liquidity and Capital Resources

At October 31, 2013, the Company had cash of $719, no profitable business activities or other source of income, liabilities of $39,932, accumulated losses of $124,717 and a shareholders’ deficit of $30,217.

In the audited financial statements for the fiscal years ended January 31, 2013 and 2012, the Reports of the Independent Registered Public Accounting Firms include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Currently, the Company expects to require a minimum of $100,000 over the next 12 months, which will be funded either through operations, loans or through the sale of its common stock.

The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or the issuance of common shares. There is no assurance that this series of events will be satisfactorily completed.

Cash flow information for the nine months ended October 31, 2013 is compared to the nine months ended October 31, 2012

Net cash used for operating activities was $24,132 for the nine month period ended October 31, 2013. This compares to net cash used for operating activities of $32,034 for the nine month period ended October 31, 2012.

During the nine months ended October 31, 2013 we incurred a loss of $45,542 which was partially reduced by $7,682 of non cash expenses and a $13,728 increase in operating liabilities to arrive at cash used in operations of $24,132. By comparison, during the nine months ended October 31, 2012 we incurred a loss of $69,449 which was partially reduced by a $37,415 arising from the movement in our net operating assets and liabilities to arrive at cash used in operations of $32,034.

Cash flows generated by (used in) investing activities were at $0 for the nine month periods ended October 31, 2013 and 2012.

Cash flows provided by financing activities were $22,423 for the nine month period ended October 31, 2013 which compares to cash flows provided by financing activities of $0 for the nine month period ended October 31, 2012. During the nine months ended October 31, 2013 we received $20,200 through the sale of 101,000 shares of our common stock and $2,223 from a loan from one of our shareholders. No shares of our common stock were sold and no proceeds were received under the shareholder loan during the nine months ended October 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

Our plan is to operate at a break even or a profit. Our business plan is to attract sufficient additional product sales and provide services within our present organizational structure and resources to become profitable in our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2013, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. Based on this assessment, management believes that as of October 31, 2013, our internal control over financial reporting was not effective based on those criteria.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Post Effective Amendment No. 5 to Registration Statement on Form S-1 that was filed with the Securities and Exchange Commission on October 23, 2013.

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

In October 2013 -we issued 25,000 shares for services valued at $5,000 or $.020 per share.

These securities were issued in reliance upon an exemption provided by Regulation S promulgated under  the Securities Act of 1933. The certificates for these securities were issued to a US resident and bear a restrictive legend.

At October 31, 2013 there are total of 8,820,000 common shares of the Company issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

31.3	Certification of Principal Accounting Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

32.3	Certification of Principal Accounting Officer pursuant to Section 906

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 17, 2014.

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	January 17, 2014
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Financial Officer and Director	January 17, 2014
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Principal Accounting Officer and Director	January 17 2014
Carl Hussey	Title	Date