Form 10-K
period 2014-01-31
APT Systems Inc
filed 2014-05-29
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

Commission File No. 000-54865

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes  X . No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold was $1,612,000.

As of May 20, 2014, registrant had outstanding 8,830,000 shares of common stock.

Documents incorporated by reference: None.

FORM 10-K

APT SYSTEMS, INC.

Certain Terms Used in this Report

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “APT Systems,” “APT,” “the Company,” “we,” “us,” and “our,” refer to APT Systems, Inc., a Delaware corporation.

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

PART I

Item 1. Business.

Business Strategy and Products

We were incorporated in the State of Delaware on October 29, 2010. We are a development stage technology solution provider specializing in the creation of innovative equities trading platform, stock research tools and visualization solutions for the financial markets and have generated minimal revenues to date. Our limited start-up operations have consisted of the formation of the Company, development of our business plan, identification of our target market and the research and development of our product. We have not been subject to any bankruptcy, receivership or similar proceeding.

Our operations are currently being conducted out of office space at 3400 Manulife Place, 10180-101 Street, Edmonton, AB T5J 3S4. We pay $99 per month for the space. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the Company. Our fiscal year end is January 31st.

We are a company that specializes in the creation of innovative equities trading platforms. We are focusing on the mobile device market where we intend to develop and publish custom technical analysis indicators and trading systems both in-house and for third parties. In addition, we intend to develop a user friendly charting tool that displays price action and historic pricing for publicly traded companies. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. We plan to utilize real time and delayed data networks along with graphic techniques which will provide solutions that can speak to the mobile needs to be demanded by the next generation of traders.

In order to advance during our development stage, we may roll out traditional trading tools and publish charts for the hand held market to test plans and generate cash flow. However, these tools would be refreshed with sophisticated graphics and networking technology to become desirable real-time and interactive trading assistance software.

APT services can extend to include:

•

Mobile Trading App Development

•

Sophisticated Robust Security Solutions

•

Data-driven Applications Technology

•

Financial Software Development

•

Analytical Software Development

•

Algorithmic Applied Technology

•

Trading Platform Refinement and Development

The steps remaining for us to begin selling our products listed above are to finalize the programming of the software used in our products, specifically our dimensional charting tools, begin sales and marketing campaigns, contact prospective licensees, and deliver our products, which we expect to complete in less than 180 days after our initial contact with prospective licensees. Our app will be available to users on a subscription fee plan and we plan to grant licenses in our app to financial companies and brokerage firms for use by their employees and clients. The goal is to have our product used by both handheld (tablet and Smartphone application users) and web based clients.

Consequently, with its currently limited financial resources, the Company has only been able to make very limited progress in developing its business activities since inception.

Needs Assessment

Management believes the principal growth area in the personal computer market today is that of smartphones and portable tablet devices. These mobile devices usually allow full time internet connectivity which makes them an ideal stage for a mobile equity-trading platform. Instead of merely porting existing software to allow on-the-go research and trading, we envision for our future products an information-dense and interactive display of the financial markets. At this time, we believe that the future interactive display will include three dimensional imaging that we intend to use to provide financial information in new ways that can better assist novice users learning about publicly traded companies and those users who are trading equities in the public markets.

Distribution methods of the products or services

To facilitate marketing plans, we anticipate making our products and platforms initially available in the “App Store” managed by Apple Inc. Apple receives approximately thirty percent (30%) of each sale made in the App Store. We created our account on the App Store and sold e-books to users to establish our account. These sales are reflected in our nominal revenue. We do not expect to continue to sell e-books unless required by the App Store to maintain our account. Later, we expect that these same products will be available to audiences that prefer using other smartphones such as Google’s Android or RIM’s BlackBerry. We may, in our sole discretion, can obtain marketing infrastructure from Apple at an additional cost to help reach our target users in the App Store. These options will be fully explored and implemented as it makes sense to do so.

To further facilitate viral marketing plans, we expect that our products may be available for download at a small fee or in some cases free. As a result, our apps users may only pay a subscription fee for using the app. In connection with our subscription fee, we are investigating a tiered subscription revenue model and revenue for providing licenses to others.

We will identify and address the target market for our services with apps, and demonstrate how we can help users optimize mobile devices for trading of equities in the North American markets.

Organization

We are comprised of one corporation and do not have any subsidiaries. All of our operations are conducted through this corporation.

Competition

The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants, although high conversion costs can create barriers to adoption of new products or technologies. The market is fragmented and served by both large-scale firms with broad offerings as well as firms that target only local markets or specific types of clients. We also face competition from information systems developed and serviced internally by the IT departments of large financial services firms. We believe that we can compete effectively by providing software contained in a mobile application, which provides buy/sell suggestions, and trading ability, although some of our existing competitors and potential competitors have substantially greater financial, technical, distribution and marketing resources than we have and may offer products with different functions or features that are more attractive to potential customers than our offerings.

Moreover, it is not our intent to compete with larger financial services firms, but rather to facilitate more trades by better informing our clients and providing them with better trading tools. The trading tools such as dimensional charts may be licensed to these same banks and brokers or subscribed to by users, directly. We believe that we can work with the banks and brokerage firms who offer online and smartphone trading access by providing them with a more effective analysis tool for their current and future clients.

Intellectual Property Information

Our success and ability to compete will be dependent to a significant degree on our intellectual property, which may include our trade name, trading models, visual charts, and. We intend to develop our technology internally and we will rely primarily on trade secret, trademark, copyright, domain name, patent and contract law to protect our intellectual property. It is our intention to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property. Currently, we do not have any registered copyrights or patents; however, we may obtain such registrations in the future.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have spent $2,928 and $9,731 in the fiscal years ended January 31, 2014 and January 31, 2013, respectively, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this section.

Item 2. Properties.

Our operations are currently being conducted out of office space at 3400 Manulife Place, 10180-101 Street, Edmonton, AB T5J 3S4. We pay $99 per month for the space arranged through our President. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the Company

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders

As of May 20, 2014, there were 43 record holders of our common stock, and there were 8,830,000 shares of our common stock outstanding.

Market Information

The Company’s common stock has been approved for non-priced quotation on the OTC Bulletin Board under the symbol “APTY” but is not listed on any national stock exchange.

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

Equity Compensation Plan Information

2012 Equity Incentive Plan

As of January 31, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) of APT Systems, Inc. as approved by the Company’s board of directors and stockholders. The purpose of the Plan is to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. Stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. A total of 5,500,000 shares of common stock are eligible for issuance under the Plan, which may consist of authorized and unissued shares or treasury shares. The maximum amount of shares of stock that may be granted as Incentive Stock Options shall be 2,500,000. Currently, no equity compensation has been granted under the Plan to date.

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

Unregistered Sales of Equity Securities

Common Stock

In January 2014, the Company issued 10,000 shares of common stock, par value $0.001 per share, to one non-U.S. investor for $2,000 cash or $0.20 per share. These shares were issued pursuant to the exemption from registration provided by Regulation S of the Securities Act in that they were issued to a non U.S. person.

Convertible Note

On January 8, 2014 the Company issued a convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000. This convertible note accrues interest at the rate of 19% per annum and is convertible only upon the Company issuing its equity securities in exchange for gross proceeds of $1,200,000, at a conversion price equal to 80% of the per share price paid by the purchasers in such transactions. The note was originally due and payable on May 7, 2014; however, the Company secured an extension of the convertible note payable to June 8, 2014. However, the conversion feature of the convertible note payable expired effective May 7, 2014 and was not extended.

This note was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that they were issued to an accredited investor, the Company did not engage in any general solicitation, the purchaser was the sole offeree and had full access to all information concerning the Company that was requested. No cash commissions were paid in connection with the issuance of the securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From February 1, 2013 through and including January 31, 2014, there were no purchases of equity securities by the Company and affiliated purchasers.

Item 6. Selected Financial Data.

A smaller reporting company is not required to provide the information in this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

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

The following table provides selected financial data about us for the fiscal years ended January 31, 2014 and 2013. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended January 31,
	2014	2013
Balance Sheet Data:

Cash	$18,830	$2,428
Total assets	$39,932	$14,106
Total liabilities	$100,006	$23,981
Shareholders' deficit	$(60,074)	$(9,875)

Operating Data:

Revenues	$39	$11
Operating Expenses	$75,669	$62,745
Net Loss	$(77,399)	$(63,708)

Results of Operations

From our inception on October 29, 2010 through January 31, 2014, we have generated $50 of revenue. As a result we have very little operating history upon which to evaluate our intended business. In addition, we have a history of losses. We generated revenues of $39 for the fiscal year ended January 31, 2014, as compared to $11 for the fiscal year ended January 31, 2013, an increase of $28. This increase was primarily attributable to more e-book sales.

As of our fiscal years ended January 31, 2014 and 2013, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted of accounting, consulting, legal, research and development and general and administrative expenses for the fiscal year ended January 31, 2014, were $75,708, which is an increase of $12,974, or 20.7% as compared to the operating expenses for the fiscal year ended January 31, 2013 of $62,745. The increase in our operating expenses was primarily attributable to the payment of compensation to our officers.

As a result of the foregoing, we had a net loss of $77,399 for the fiscal year ended January 31, 2014, which was an increase of $13,691, or 21.5% as compared to the net loss for the fiscal year ended January 31, 2013 of $63,708.

Our activities have been completely directed at developing our business plan for eventually generating significant revenue. We operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $200,000 in revenue per year; however, we have only generated nominal revenue to date and cannot make any assurance that we will be successful in generating revenue in the future. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, our directors have orally agreed to loan such funds as may be necessary through January 31, 2015 for working capital purposes, although they have no obligation to do so.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $180,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of January 31, 2014, we had cash and cash equivalents of $18,830. As of January 31, 2013, we had cash and cash equivalents of $2,428.

Net cash used for operating activities was $57,301 for the fiscal year ended January 31, 2014, which increased from $32,975 for the fiscal year ended January 31, 2013.

Cash flows used for investing activities were $0 for the fiscal year ended January 31, 2014 as compared to net cash used for investing activities of $13,685 for the fiscal year ended January 31, 2013. The decrease was related to the lack of investment opportunities during the year ended January 31, 2014.

Cash flows provided by financing activities were $73,703 for the fiscal year ended January 31, 2014, which compares to cash flows provided by financing activities of $10,020 for the fiscal year ended January 31, 2013. These cash flows were all related to sales of stock, issuance of a short term note payable and loans from shareholders.

Over the next twelve months we do not expect any material capital costs to develop operations. Our operating costs of $180,000 will be used for operations, but none will be used to pay salaries.

We expect our principal source of liquidity will be from our operations; however, to date, we have realized only nominal revenue. As a result, we expect that we may need to engage in the private placement of our debt and equity securities in order to continue to fund operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the stock market and trading industry as a whole. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our products and our ability to generate revenues.

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

Concurrent Developments (0-12 months)

Future Trends use E-Books as a method for Training:

Future product considerations revolve around enhanced or animated e-books. We believe consumers enjoy e-books because of their convenience and accessibility but they are similar in format to the traditional book. As animation is added to traditional images such as charts, this same technology can be applied to e-books to animate the content to better engage the reader. It is hoped the learning experience will be enriched and the lessons learned more thoroughly. It is believed customers will soon demand interactive books that provide a much better, more informed educational experience and replace standard training techniques. New E-books with a view to training support will be made available after the sale of apps has commenced.

Critical Accounting Policies

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

Financial Instrument

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts payable and other current liabilities approximate fair value are due to the short-term maturities of these instruments.

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2014 and 2013, the Company has no unrecognized tax benefits.

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

During the fiscal year ended January 31, 2014, the Company did have a potentially dilutive debt instrument outstanding that has been excluded from the earnings per share calculation; as such an inclusion would have been anti-dilutive due to losses incurred in the period. No potentially dilutive debt or equity instruments were issued and outstanding during the fiscal year ended January 31, 2013.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2014 presentation..

Recently Issued Accounting Pronouncements.

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

Item 8. Financial Statements and Supplementary Data.

APT Systems, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

With Report of Independent Registered Public Accounting Firm

The Period October 29, 2010 (Inception) through January 31, 2014,

and

The years ended January 31, 2014 and January 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

APT Systems, Inc.

Edmonton, AB, Canada

We have audited the accompanying balance sheet of APT Systems, Inc. (a development stage company) as of January 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and the period from October 29, 2010 (inception) to January 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APT Systems, Inc. as of January 31, 2013 and 2014, and the results of its operations and its cash flows for the years then ended and the period from October 29, 2010 (inception) to January 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
May 23, 2014	Cutler & Co., LLC

APT SYSTEMS, INC.

(A Development-Stage Company)

Balance Sheets

	January 31, 2014	January 31, 2013

Current Assets
Cash and cash equivalents	$18,830	$2,428
Total current assets	18,830	2,428

Other Assets
Software (net of $4,543 and $2,007 accumulated amortization)	7,062	9,598
Web site (net of $1,040 and $0 accumulated amoritzation)	1,040	2,080
Deposits	13,000	-

Total other assets	21,102	11,678

Total Assets	$39,932	$14,106

Current Liabilities
Accounts payable	$32,858	$23,961
Accrued officer compensation	15,000	-
Notes payable	50,000	-
Accrued interest payable	625	-
Loan from director	1,523	20
Total current liabilities	100,006	23,981

Total Liabilities	100,006	23,981

Commitments and Contingencies

Stockholders' Deficit

Preferred stock $0.001 par value, 10,000,000 shares authorized;
None issued as of January 31, 2014 and January 31,2013 respectively	-	-

Common stock $0.001 par value, 90,000,000 shares authorized;
8,830,000 and 8,694,000 shares issued and outstanding as
of January 31, 2014 and January 31, 2013 respectively.	8,830	8,694
Additional paid-in capital	87,670	60,606
Deficit accumulated during the development stage	(156,574)	(79,175)
Total Stockholders' deficit	(60,074)	(9,875)

TOTAL LIABILITIES
AND STOCKHOLDERS' DEFICIT	$39,932	$14,106

The accompanying notes are an integral part of these audited financial statements.

APT SYSTEMS, INC.

(A Development-Stage Company)

Statements of Operations

			Period from
			Inception
			October 29, 2010
	Year Ended	Year Ended	Through
	January 31, 2014	January 31, 2013	January 31, 2014

Revenue	$39	$11	$50

Operating Costs
Accounting	13,300	12,585	25,885
Amortization	3,576	2,007	5,583
Officer compensation	15,000	-	15,000
Consulting services	350	741	1,091
Consulting services - related party	1,000	10,000	11,000
General and Administrative	27,304	21,231	51,315
Legal	12,250	6,450	31,387
Research & development	2,928	9,731	12,659
Total Operating Costs	75,708	62,745	153,920

Net Income(Loss)	(75,669)	(62,734)	(153,870)

Other Income (Expense)
Interest expense	(1,731)	(984)	(2,715)
Interest income	1	10	11
Total Other Income	(1,730)	(974)	(2,704)

Net Income(Loss)	$(77,399)	$(63,708)	$(156,574)

Basic earnings per share
basic and diluted	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding
basic and diluted	8,785,512	8,651,083

The accompanying notes are an integral part of these audited financial statements.

APT SYSTEMS, INC.

(A Development-Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, October 29, 2010 (inception)	-	$-	$-	$-	$-

Net loss for the period ended January 31, 2011	-	-	-	(280)	(280)

Balance January 31, 2011	-	-	-	(280)	(280)

Common stock issued for cash, net of $12,500 expenses	8,644,000	8,644	50,656	-	59,300

Net loss for the year ended January 31, 2012	-	-	-	(15,187)	(15,187)

Balance January 31, 2012	8,644,000	8,644	50,656	(15,467)	43,833

Common stock issued for cash	50,000	50	9,950		10,000

Net loss for the year ended January 31, 2013	-	-	-	(63,708)	(63,708)

Balance January 31, 2013	8,694,000	8,694	60,606	(79,175)	(9,875)

Common stock issued for cash	111,000	111	22,089	-	22,200

Common stock issued for services at $0.20 per share	25,000	25	4,975		5,000

Net loss for the year ended January 31, 2014	-	-	-	(77,399)	(77,399)

Balance January 31, 2014	8,830,000	8,830	$87,670	$(156,574)	$(60,074)

The accompanying notes are an integral part of these audited financial statements.

APT SYSTEMS, INC.

(A Development-Stage Company)

Statements of Cash Flows

			Inception
			(October 29, 2010)
	Year Ended	Year Ended	Through
	January 31, 2014	January 31, 2013	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,399)	$(63,708)	$(156,574)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization expense	3,576	2,007	5,583
Expenses paid by issuance of common stock	5,000	5,240	10,240
Changes in operating assets and liabilities:
(Increase) decrease in Prepaid expenses	(13,000)	-	(13,000)
Increase(decrease) in accrued expenses	24,522	23,486	48,483

Net cash provided by (used in) operating activities	(57,301)	(32,975)	(105,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Software acquisition	-	(11,605)	(11,605)
Web site costs	-	(2,080)	(2,080)
Net cash (used in) investing activities	-	(13,685)	(13,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	1,503	20	1,523
Issuance of short-term notes payable	50,000	-	50,000
Issuance of common stock for cash	22,200	10,000	86,260
Net cash provided by financing activities	73,703	10,020	137,783

Net change in cash and cash equivalents	16,402	(36,640)	18,830

Cash and cash equivalents at beginning of period	2,428	39,068	-

Cash and cash equivalents at end of period	$18,830	$2,428	$18,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :

Interest	$1,106	$984	$2,090
Income Taxes	$-	$-	$-
Stock issued for services	$5,000	$-	$10,240

The accompanying notes are an integral part of these audited financial statements.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2014 and 2013

and for the period from October 29, 2010 (Inception) through January 31, 2014

1.  NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative stock trading platforms, financial apps and visualization solutions for charting the financial markets. The Company is in the development stage with its Apple developer’s account and has been concentrating on researching and improving its intellectual property for trading and to facilitate rolling out new trading software. Management will continually test its trading software products and any profits generated from funds used in live trading tests will be to the benefit of the Company.

Going Concern Consideration

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the of shares of common stock. There is no assurance that these events will be satisfactorily completed.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is January 31.

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

Development Stage Company

The Company is a development stage company in accordance with Financial Accounting Standards Codification (“ASC”) 915 "Development Stage Entities". Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, changes in stockholders' deficit and cash flows disclose activity since the date of our Inception (October 29, 2010) as a development stage company.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2014

and 2013 and for the period from October 29, 2010 (Inception) through January 31, 2014

Software

The Company has software that it uses for the development of certain mobile phone applications. The software and any upgrades are being amortized over useful lives ranging from 3-5 years.

Website

The Company accounts for website development costs in accordance with FASB ASC 350-50, “Website Development Costs”. Costs incurred to register domain names, integrate databases and add additional functionality or features to the website are capitalized and amortized over 1-3 years. Costs incurred in general maintenance of the website or hosting costs, are expensed as incurred.

Deferred Financing Costs

Costs with respect to issue of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized as debt discount over the term of any debt funding if successful or expensed if the proposed equity or debt transaction is unsuccessful.

As of fiscal years ended January 31, 2014 and 2013, the Company had paid refundable deposits of $13,000 and $0, respectively. The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement. The deposits are refundable for non-performance. As of the date of this report, neither the bridge loan nor the private placement had been secured.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs during the three months ending March 2014 and 2013.

Financial Instrument

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts payable, accruals, notes and loans payable approximate their fair value are due to the short-term maturities of these instruments.

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2014 and 2013

and for the period from October 29, 2010 (Inception) through January 31, 2014

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2014 and 2013, the Company has no unrecognized tax benefits.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 7 – Stockholders’ Deficit below. As of the fiscal years ended January 31, 2014 and 2013, no stock options had been issued or were outstanding.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the fiscal year ended January 31, 2014 the Company did have a potentially dilutive debt instrument outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred in the period. No potentially dilutive debt or equity instruments were issued and outstanding during the fiscal year ended January 31, 2013.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2014 presentation.

Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

3. GOING CONCERN AND LIQUIDITY

At January 31, 2014 the Company had cash of $18,830, no profitable business activities, liabilities of $100,006, accumulated losses of $156,574 and a shareholders’ deficit of $60,074.

In the audited financial statements for the fiscal years ended January 31, 2014 and 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2014 and 2013

and for the period from October 29, 2010 (Inception) through January 31, 2014

These audited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its software raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the sale shares of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments that may be necessary if Company is unable to continue as a going concern.

4. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company at a charge of $99 per month.

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. As of January 31, 2014 accrued officer compensation was $15,000. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares.

As of January 31, 2014 and 2013, the Company owed the President $1,523 by way of loan. The loan is unsecured, due on demand and interest free.

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a specified period of time. As of January 31, 2014, Mr. Gagnon is not scheduled to resume his duties unless otherwise agreed to in writing. Mr. Gagnon was paid $1,000 and $10,000 during the years ended January 31, 2014 and 2013, respectively. No balance was owed to Mr. Gagnon by the Company as of January 31, 2014.

5. CONVERTIBLE NOTE PAYABLE

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000 This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The note is due and payable on May 7, 2014.

The Note, but none of the accrued unpaid interest thereon, may convert into equity securities at the option of the holder if the Company issues equity securities and any other indebtedness in aggregate with gross proceeds of $1,200,000, including conversion of the Note (a “Qualified Financing”). The conversion price is equal to 80% of the per share price paid by the purchasers of such equity securities in the Qualified Financing. Accrued and unpaid interest will be paid by the Company at time of conversion.

If a Qualified Financing has not occurred and the Company elects to consummate a sale of the company prior to the maturity date of the Note, the Company will give the holder a minimum ten days prior written notice of an anticipated closing date of such sale of the Company in order that the holder may consider a conversion of their Note into equity in advance of a sale transaction.

No value has been assigned to the conversion feature attached to this note payable as the possibility of the Company completing such a Qualifying Financing or completing a sale of the Company before May 7, 2014 was considered to be extremely remote.

At January 31, 2014 and 2013 accrued interest was $625 and $-0-, respectively. Interest expense at January 31, 2014 and 2013 was $625 and $0, respectively

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2014 and 2013

and for the period from October 29, 2010 (Inception) through January 31, 2014

6. COMMITMENTS AND CONTINGENCIES

On January 13, 2014, the Company entered into an Attorney-Client Fee Agreement for legal services. Effective with the execution and delivery of the agreement, the Company was to issue 85,000 shares of its common stock as compensation for legal services to be provided to the Company by the attorney.

As of January 31, 2014, no shares had been issued and no legal services had been provided to the Company by the attorney and accordingly this transaction has not been recognized in these financial statements.

7. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share.

No shares of preferred stock were issued or outstanding during the fiscal years ended January 31, 2014 and 2013.

Common Shares

The Company is authorized to issue 90,000,000 shares of common stock, par value $0.001 per share.

In October 2011, the Company authorized the issuance of 5,000,000 shares of common stock to Glenda Dowie, the President and Chief Executive Officer of the Company, at a value of $0.001 per share for total cash proceeds of $5,000.

In October 2011, the Company authorized the issuance of 500,000 shares of common stock at a value of $0.001 per share for total cash proceeds of $500.

In November 2011, the Company authorized the issuance of 200,000 shares of common stock at $0.005 per share to Carl Hussey, the Treasurer and Chief Financial Officer of the Company, for cash proceeds of $1,000.

In November 2011, the Company authorized the issuance of 200,000 shares of the Company’s common stock at $0.005 per share to Joseph Gagnon, the Secretary and Chief Technology Officer of the Company, for total cash proceeds of $1,000.

In November 2011, the Company authorized the issuance of 1,604,000 shares of the Company’s common stock at $0.005 per share to various investors for total cash proceeds of $8,020.

In December 2011, the Company authorized the issuance of 962,000 shares of the Company’s common stock at $.04 per share to various investors for total cash proceeds of $38,480.

In January of 2012, the Company authorized the issuance of 178,000 shares of the Company’s common stock at $0.10 per share to various investors for total cash proceeds of $17,800.

Legal expenses of $12,500 were incurred in respect of the sales of shares completed in the fiscal year ended January 31, 2012 which were charged to additional paid in capital.

In December of 2012, the Company authorized the issuance of 35,000 shares of the Company’s common stock at $0.20 per share to various investors for total cash proceeds of $7,000.

In January of 2013, the Company authorized the issuance of 15,000 shares of the Company’s common stock at $0.20 per share to various investors for total cash proceeds of $3,000.

In February 2013, the Company issued 1,000 shares of $0.001 par value common stock for $200 cash or $0.20 per share.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2014 and 2013

and for the period from October 29, 2010 (Inception) through January 31, 2014

In April 2013, the Company issued 100,000 shares of $0.001 par value common stock for $20,000 cash or $0.20 per share.

In October 2013, the Company issued 25,000 shares of $0.001 par value common stock for services valued at $5,000 cash or $0.20 per share.

In January of 2014, the Company authorized the issuance of 10,000 shares of the Company’s common stock at $0.20 per share to various investors for total cash proceeds of $2,000.

As of January 31, 2014, there are a total of 8,830,000 of the Company’s common shares issued and outstanding

Stock Option Plan

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of January 31, 2014 and 2013, no options have been issued under this Plan.

8. INCOME TAXES

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

The provision for federal income tax consists of the following for the periods ending:

	January 31, 2014	January 31, 2013
Federal income tax benefit attributed to:
Net operating loss	$(26,316)	$(21,661)
Valuation	26,316	21,661
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2014	January 31, 2013
Deferred tax attributed:
Net operating loss carryover	$53,235	$26,920
Less: change in valuation allowance	(53,235)	(26,920)
Net deferred tax asset	$-	$-

At January 31, 2014 and 2013, the Company had an unused net operating loss carry-forwards approximating $156,574 and $79,175, respectively that are available to offset future taxable income. The loss carry-forwards will start to expire in 2031.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2014 and 2013

and for the period from October 29, 2010 (Inception) through January 31, 2014

In assessing the reliability of the deferred tax assets at January 31, 2014 and 2013 of $53,235 and $26,920, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, the Company concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, the Company has established a full reserve against this asset. The valuation allowance was $53,235 and $26,920 as of January 31, 2014 and 2013, respectively.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2014 and 2013, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. The tax years for 2010 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

9. SUBSEQUENT EVENTS

Subsequent to January 31, 2014, the Company secured an extension of the convertible note payable from May 7, 2014 to June 8, 2014. However, the conversion feature of the convertible note payable expired effective May 7, 2014 and was not extended.

On February 19, 2014, the Company received notice from FINRA that the trading symbol APTY has been allocated to the Company.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through May 29, 2014, the date of available issuance of these audited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. Based on this assessment, management believes that as of January 31, 2014, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

•

Lack of appropriate segregation of duties;

•

Limited capability to interpret and apply accounting principles generally accepted in the United States;

•

Lack of formal accounting policies and procedures that include multiple levels of review.

Inherent Limitations Over Internal Controls

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

Item 9B. Other Information.

The information required by this Item 9B with respect to unregistered sales of equity securities is incorporated by reference to Item 5 of this Form 10-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Positions and Offices Held

Glenda Dowie	57	Director, President, Chief Executive Officer

Joseph Gagnon	56	Director, Secretary, Chief Technology Officer

Carl Hussey	63	Director, Treasurer, Chief Financial Officer

Glenda Dowie has been President, Chief Executive Officer and a Director of the Company since inception. She is a full-time equities trader. She is the President and Founder of the stock trading site TraderZone.com and its affiliated newsletter-inspired BuyZoneReview.com. For the past nine years, she has focused her energy and talents on stock trading indicators, refining her methodology for active trading and developing formulas that capture market momentum. During the past five years, Ms. Dowie has worked for two companies that she owns: The TraderZone Corporation and MTM Research, Inc. Ms. Dowie is the manager and director of TraderZone, and is the sole owner of MTM Research, Inc. Ms. Dowie has shared her experience through Published Articles on Investopedia as well as her published book entitled “6 Steps to Buying a Winning Stock.”

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Audit Committee Financial Expert

The Board of Directors does not have an Audit Committee, and therefore does not have an “audit committee financial expert,” as such term is defined in Item 401(h)(2) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Form	Description

Glenda Dowie	3	Was not filed timely on the effective date of the registration statement on Form 8-A (SEC File No. 000-54865)
Joseph Gagnon	3	Was not filed timely on the effective date of the registration statement on Form 8-A (SEC File No. 000-54865).
Carl Hussey	3	Was not filed timely on the effective date of the registration statement on Form 8-A (SEC File No. 000-54865).

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended January 31, 2014 and 2013, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Technology Officer, and our Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation	Total ($)

Glenda Dowie	2014	15,000(1)	0	0	0	15,000
Chief Executive Officer	2013	0	0	0	0	0

(1)

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Dowie on an ongoing basis. As of January 31, 2014, accrued officer compensation was $15,000. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. Ms. Dowie can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares.

Outstanding Equity Awards at the End of the Fiscal Year

No equity compensation has been paid under the Plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Glenda Dowie on an ongoing basis. As of January 31, 2014 accrued officer compensation was $15,000. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares.

As of June 15, 2012, Mr. Gagnon took a leave of absence from his role under the consulting agreement; however, he will continue to serve as an officer and director of the Company during his leave of absence. Mr. Gagnon provides contract services for a fee connected to maintenance on the servers and software on a consultant basis. Mr. Hussey does not receive compensation for his services at this time. Based upon the amount of the proceeds from additional sales of our common stock, other future employees and directors may receive salaries. Once we generate revenue, future salaries will be evaluated at that time. Additional employees may be added in the future to assist in the monitoring and fulfillment of orders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of May 20, 2014, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of May 20, 2014. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 8,830,000 shares of common stock outstanding as of May 20, 2014 plus, for each individual, any securities that individual has the right to acquire within 60 days of May 20, 2014.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Glenda Dowie (3)	5,000,000	56.60%
3400 Manulife Place
10180-101 Street
Edmonton, AB T5J 3S4

Joseph Gagnon (3)	200,000	2.30%
3400 Manulife Place
10180-101 Street
Edmonton, AB T5J 3S4

Carl Hussey (3)	200,000	2.30%
3400 Manulife Place
10180-101 Street
Edmonton, AB T5J 3S4

All Officers and Directors as a Group (two persons)	5,400,000	61.20%

Mark Anderson	700,000	7.93%

Donald Meador	450,000	5.10%

(1)

All ownership is beneficial and of record, unless indicated otherwise.

(2)

The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3)

An officer and director of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Indepedence.

Transactions with Related Persons

Except as set forth below, since February 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and in which any director, executive officer, other stockholders of more than 5% of the Company’s Common Stock or any member of their immediate family had or will have a direct or indirect material interest:

The President of the Company provides management and office premises to the Company at a charge of $99 per month.

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. As of January 31, 2014 accrued officer compensation was $15,000. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares.

As of January 31, 2014 and 2013, the Company owed the President $1,523 by way of loan. The loan is unsecured, due on demand and interest free.

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a specified period of time. As of January 31, 2014, Mr. Gagnon is not scheduled to resume his duties unless otherwise agreed to in writing. Mr. Gagnon was paid a $1,000 and $10,000 during the years ended January 31, 2014 and 2013, respectively. No balance was owed to Mr. Gagnon by the Company as of January 31, 2014.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•

the director is, or at any time during the past three years was, an employee of the company;

•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Ms. Dowie and Messrs. Gagnon and Hussey are not considered independent because they are executive officers of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the Company’s fiscal year ended January 31, 2014 and 2013, we were billed approximately $9,500 and $5,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended January 31, 2014 and 2013, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company’s fiscal years ended January 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2014 and 2013.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following financial information is filed as part of this report:

(a)

(1)

FINANCIAL STATEMENTS

(2)

SCHEDULES

(3)

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	APT Systems, Inc. 2012 Equity Incentive Plan

4.2	19% Convertible Note dated January 8, 2014

31.1	Certification of Principal Executive Officer pursuant to Section 302

31.2	Certification of Principal Financial Officer pursuant to Section 302

32.1	Certification of Principal Executive Officer pursuant to Section 906

32.2	Certification of Principal Financial Officer pursuant to Section 906

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Schema

101.CAL

XBRL Taxonomy Calculation Linkbase

101.DEF

XBRL Taxonomy Definition Linkbase

101.LAB

XBRL Taxonomy Label Linkbase

101.PRE

XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Previously filed with Form S-1 Registration Statement, on May 23, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APT Systems, Inc.

By:	/s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

President, Chief Executive Officer and Director
/s/ Glenda Dowie	(Principal Executive Officer)	May 29, 2014
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technology Officer and Director	May 29, 2014
Joseph Gagnon	Title	Date

Treasurer, Chief Financial Officer and Director
/s/ Carl Hussey	(Principal Financial and Accounting Officer)	May 29, 2014
Carl Hussey	Title	Date