Form 10-Q
period 2014-04-30
APT Systems Inc
filed 2014-06-16
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2014

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

Yes      . No  X .

As of June 16, 2014, registrant had outstanding 8,915,000 shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to APT SYSTEMS, INC.

ITEM 1.

FINANCIAL STATEMENTS

APT SYSTEMS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Month Periods Ended April 30, 2014 and 2013

And

The Period from Inception (October 29, 2010) Through April 30, 2014

APT Systems, Inc.

Condensed Financial Statements

(Unaudited)

APT SYSTEMS, INC.

(A Development-Stage Company)

Condensed Balance Sheets

	(Unaudited)	(Audited)
	April 30, 2014	January 31, 2014

Current Assets
Cash and cash equivalents	$2,757	$18,830
Total current assets	2,757	18,830

Other Assets

Software (net of $5,177 & $4,543 accumulated amortization respectively)	6,428	7,062
Web site (net of $1,300 & $1,040 accumulated amortization respectively)	780	1,040
Deferred financings costs	13,000	13,000
Total other assets	20,208	21,102

Total Assets	$22,965	$39,932

Current Liabilities
Accounts payable and accrued expenses	$87,112	$32,858
Accrued officer compensation	30,000	15,000
Note payable	50	50,000
Accrued interest payable	2,941	625
Loan from director	4,773	1,523
Total current liabilities	174,826	100,006

Total Liabilities	174,826	100,006

STOCKHOLDERS’ DEFICIT

Preferred stock $0.001 par value, 10,000,000 shares authorized; None issued as of April 30, 2014 and January 31,2014 respectively	-	-
Common stock $0.001 par value, 90,000,000 shares authorized; 8,830,000 shares issued and outstanding as of April 30, 2014 and January 31, 2014 respectively.	8,830	8,830
Additional paid-in capital	87,670	87,670
Deficit accumulated during the development stage	(248,361)	(156,574)
Total Stockholders’ Deficit	(151,861)	(60,074)

Total Liabilities and Stockholders' Deficit	$22,965	$39,932

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

(A Development-Stage Company)

Condensed Statements of Operations

	(Unaudited) Three Months Ending		(Unaudited) Inception (October 29, 2010) Through
	April 30, 2014	April 30, 2013	April 30, 2014

Revenue	$17	$22	$67

Operating Costs
Accounting	6,000	5,000	31,885
Amortization	894	894	6,477
Compensation to officer	15,000	-	30,000
Consulting services	-	400	1,091
Consulting services – related party	-	-	11,000
General and administrative	4,436	3,947	55,751
Legal	62,750	250	94,137
Research & development	-	2,928	12,659
Total Operating Costs	89,080	13,419	243,000

Net Operating Loss	(89,063)	(13,397)	(242,933)

Other Income (Expense)
Interest expense	(2,724)	(420)	(5,439)
Interest income	-	1	11
Total Other Income (Expense)	(2,724)	(419)	(5,428)

Net Income (Loss)	$(91,787)	$(13,816)	$(248,361)

Basic earnings (loss) per share: Basic and Diluted	$(0.01)	$(0.00)*

Weighted average number of common shares outstanding: Basic and Diluted	8,830,000	8,719,719

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

(A Development-Stage Company)

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

				Deficit	Total
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Development
	Shares	Amount	Capital	Stage
Balance, October 29, 2010 (inception)	-	$ -	$ -	$ -	$ -

Net loss for the period ended January 31, 2011	-	-	-	(280)	(280)

Balance January 31, 2011(audited)	-	-	-	(280)	(280)

Common stock issued for cash, net of $12,500 expenses	8,644,000	8,644	50,656	-	59,300

Net loss for the period ended January 31, 2012	-	-	-	(15,187)	(15,187)

Balance January 31, 2012 (audited)	8,644,000	8,644	50,656	(15,467)	43,833

Common stock issued for cash	50,000	50	9,950	-	10,000

Net loss for the year ended January 31, 2013	-	-	-	(63,708)	(63,708)

Balance January 31, 2013 (audited)	8,694,000	8,694	60,606	(79,175)	(9,875)

Common stock issued for cash	111,000	111	22,089	-	22,200

Common stock issued for services at $0.20 per share	25,000	25	4,975	-	5,000

Net loss for the year ended January 31, 2014	-	-	-	(77,399)	(77,399)

Balance January 31, 2014 (audited)	8,830,000	8,830	87,670	(156,574)	(60,074)

Net loss for the period ended April 30, 2014	-	-	-	(91,787)	(91,787)

Balance April 30, 2014 (unaudited)	8,830,000	$ 8,830	$ 87,670	$ (248,361)	$ (151,861)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

(A Development-Stage Company)

Condensed Statements of Cash Flows

			(Unaudited)
			Inception
	(Unaudited)	(Unaudited)	(October 29, 2010)
	Three Months	Three Months	Through
	April 30, 2014	April 30, 2013	April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,787)	$(13,816)	$(248,361)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization expense	894	894	6,477
Expenses paid by issuance of common stock	-	-	10,240
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	56,570	1,346	90,053
Increase (decrease) in accrued officer compensation	15,000	-	30,000
Net cash provided by (used in) operating activities	(19,323)	(11,576)	(111,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Software purchased	-	-	(11,605)
Web site development costs	-	-	(2,080)
Net cash (used in) investing activities	-	-	(13,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	3,250	-	4,773
Issuance of short-term note payable	-	-	50,000
Issuance of common stock for cash	-	20,200	86,260
(Increase) decrease in deferred financing costs	-	-	(13,000)
Net cash provided by financing activities	3,250	20,200	128,033

Net change in cash and cash equivalents	(16,073)	8,624	2,757

Cash and cash equivalents at beginning of period	18,830	2,428	-

Cash and cash equivalents at end of period	$2,757	$11,052	$2,757

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :

Interest	$408	$-	$2,498
Income Taxes	$-	$-	$-

Equity securities issued for services:

Common stock issued for services	$-	$-	$10,240

During the fiscal year ended January 31, 2012, the Company pre-paid deferred offering costs in the amount of $12,500. Upon the effective of the S-1 Registration Statement during the fiscal year ended January 31, 2013, this amount was offset against the offering proceeds in a non-cash transfer between prepaid expenses and additional paid in capital.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO APRIL 30, 2014

1.

NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative stock trading platforms, financial apps and visualization solutions for charting the financial markets. The Company is in the development stage and has been concentrating on researching and improving its intellectual property for trading and to facilitate rolling out new trading software. Management will continually test its trading software products and any profits generated from funds used in live trading tests will be to the benefit of the Company.

Going Concern Consideration

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the sale of shares of common stock. There is no assurance that these events will be satisfactorily completed.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended April 30, 2014 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2014 included in our Form 10-K filed with the SEC.

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

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO APRIL 30, 2014

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the three month periods ended April 30, 2014 and 2013, the Company had paid refundable deposits of $13,000 and $0, respectively. The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement. The deposits are refundable for non-performance. As of the date of this report, neither the bridge loan nor the private placement had been secured.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs during the three months ending April 30, 2014 and 2013.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO APRIL 30, 2014

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The recorded amounts of financial instruments, including cash, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of April 30, 2014 due to the short term maturities of these financial instruments.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At April 30, 2014 and 2013, the Company has no unrecognized tax benefits.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the three month ended April 30, 2014, the Company did have potentially a dilutive debt instrument that has been excluded from the earnings per share calculation as such an inclusion would have been anti-dilutive due to losses incurred in the period. No potentially dilutive debt or equity instruments were issued and outstanding during the three months ended April 30, 2013.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO APRIL 30, 2014

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 7 – Stockholders’ Deficit below. As of the three month periods ended April 30, 2014 and 2013, no stock options had been issued or were outstanding.

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

The comprehensive loss was identical to the net loss for the three months ended April 30, 2014 and 2013.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2014 presentation.

Business Segments

The Company believes that its activities during the three month periods ended April 30, 2014 and 2013 comprised a single segment.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

3.

GOING CONCERN AND LIQUIDITY

At April 30, 2014 the Company had cash of $2,757, no profitable business activities or other source of income, liabilities of $174,826, accumulated losses of $248,361 and a stockholders’ deficit of $151,861.

In the audited financial statements for the fiscal years ended January 31, 2014 and 2013, the Reports of our Independent Registered Public Accounting Firms include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the three months ended April 30, 2014 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO APRIL 30, 2014

4.

RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation for the three months ended April 30, 2014 and year ended January 31, 2014, was $30,000 and $15,000 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares.

As of April 30, 2014 and January 31, 2014, the Company owed the President $4,773 and $1,523 respectively by way of loans. The loans are unsecured, due on demand and interest free.

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a specified period of time. As of April 30, 2014, Mr. Gagnon is not scheduled to resume his duties unless otherwise agreed to in writing. Mr. Gagnon was paid $0 for the three months  ended April 30, 2014. No balance was owed to Mr. Gagnon by the Company as of April 30, 2014 or January 31, 2014.

5.

CONVERTIBLE NOTE PAYABLE

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000 This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The note will be due and payable on May 7, 2014. The Company secured an initial extension of the convertible note to June 8, 2014 and subsequently a further extension to August 9, 2014.

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

Accrued interest payable as of April 30, 2014 and January 31, 2014 was $2,941 and $625, respectively. Interest expense for the three months ended April 30, 2014 and 2013 were $2,724 and $0 respectively.

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO APRIL 30, 2014

6.

COMMITMENTS AND CONTINGENCIES

On January 13, 2014, the Company entered into an Attorney-Client Fee Agreement for legal services. Effective with the execution and delivery of the agreement, the Company was to issue 85,000 shares of its common stock as compensation for legal services to be provided to the Company by the attorney.

As of April 30, 2014, no shares had been issued under the terms of the Attorney-Client Fee Agreement and accordingly this transaction has not been recognized in these financial statements.

On June 3, 2014, the Company issued 85,000 shares of its common stock in settlement of a liability for legal services provided to it by the Attorney

7.

SHAREHOLDERS’ DEFICIT

PREFERRED SHARES

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding during the three months ended April 30, 2014 and 2013.

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

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO APRIL 30, 2014

7.

SHAREHOLDERS’ DEFICIT (Continued)

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

As of April 30, 2014, there are a total of 8,830,000 of the Company’s common shares issued and outstanding

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of April 30, 2014 and January 31, 2014, no options have been issued under this Plan.

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

The provision for refundable federal income tax consists of the following for the periods ending:

	April 30, 2014	January 31, 2014
Federal income tax benefit attributed to:
Net operating loss	$31,208	$26,316
Valuation	(31,208)	(26,316)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2014	January 31, 2014
Deferred tax attributed:
Net operating loss carryover	$84,443	$53,235
Less: change in valuation allowance	(84,443)	(53,235)
Net deferred tax asset	$-	$-

APT SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (OCTOBER 29, 2010) TO APRIL 30, 2014

8.

INCOME TAXES (Continued)

At April 30, 2014 the Company had an unused net operating loss carry-forward approximating $248,361 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

9.

SUBSEQUENT EVENTS

Effective June 3, 2014, the Company filed an S-8 registration statement in respect 85,000 shares of its common stock which it issued to its Attorney in settlement of a liability for legal services provided to it by the Attorney.

Effective June 8, 2014, the term of the note payable was extended from June 8, 2014 to August 9, 2014.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent events to the balance sheet date through June 16, 2014, the date of available issuance of these audited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

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

APT services can extend to include:

•

Mobile Trading App Development

•

Robust Mobile Security Solutions

•

Financial Software and App Development

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

Intellectual Property Information

Our success and ability to compete will be dependent to a significant degree on our intellectual property, which may include our trade name, trading models, and visual charts. We intend to develop our technology internally and we will rely primarily on trade secret, trademark, copyright, domain name, patent and contract law to protect our intellectual property. It is our intention to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property. Currently, we do not have any registered copyrights or patents; however, we may obtain such registrations in the future.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have spent $0 and $2,928 respectively in the three months ended April 30, 2014 and 2013, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

For the Three Months Ended April 30, 2014 Compared to the Three Months Ended April 30, 2013

Revenue

The Company generated $17 in revenue in the three months ended April 30, 2014 compared to $22 of revenue in the three months ended April 30, 2013. As a development stage company, we have generated only nominal revenue to date.

Operating Expenses

Operating expenses were $89,080 for the three month period ended April 30, 2014 compared to $13,419 for the three month period ended April 30, 2013, an increase of $75,661. The increase was primarily due to a $62,500 increase in legal fees and a $15,000 accrual for officer compensation offset by a $2,928 reduction in research and development expense.

Operating Loss

We incurred an operating loss of $89,063 in the three months ended April 30, 2014 compared to an operating loss of $13,397 for the three months ended April 30, 2013, and increase of $75,666 due to the factors described above.

Interest Expense

We incurred an interest expense of $2,724 in the three month period ended April 30, 2014 compared to interest expense $420 for the three month period ended April 30, 2013, an increase of $2,304. On January 8, 2014, we executed an unsecured short-term convertible note payable in the amount of $50,000. Interest accrues at 19% per annum on this note. In addition we continued to fund some of our expenditures on credit cards.

Net Loss

In the three months ended April 30, 2014 we incurred a net loss of $91,787 compared to a net loss of $13,816 for the three months ended April 30 2013 due to the factors discussed above.

Liquidity and Capital Resources

At April 30, 2014, the Company had cash of $2,757, no profitable business activities or other source of income, liabilities of $174,826, accumulated losses of $248,361 and a shareholders’ deficit of $151,861.

In the audited financial statements for the fiscal years ended January 31, 2014 and 2013, the Reports of the Independent Registered Public Accounting Firms include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

Cash flow information for the three months ended April 30, 2014 is compared to the three months ended April 30, 2013

Net cash used for operating activities was $19,323 for the three month period ended April 30, 2014. This compares to net cash used for operating activities of $11,576 for the three month period ended April 30, 2013. During the three months ended April 30, 2014 we incurred a loss of $91,787 which was partially reduced by $894 of non cash expenses and a $71,570 increase in operating liabilities to arrive at cash used in operations of $19,323. By comparison, during the three months ended April 30, 2013 we incurred a loss of $13,816 which was partially reduced by $894 of non cash expenses and $1,346 increase in operating liabilities to arrive at cash used in operations of $11,576.

Cash flows generated by (used in) investing activities were at $0 for the three month periods ended April 30, 2014 and 2013.

Cash flows provided by financing activities were $3,250 for the three month period ended April 30, 2014 which compares to cash flows provided by financing activities of $20,200 for the three month period ended April 30, 2013. During the three months ended April 30, 2014 we received $3,250 of additional loans from one of our shareholders. By comparison, during the three months ended April 30, 2013, we received $20,200 through the sale of 101,000 shares of our common stock.  No shares of our common stock were sold during the three months ended April 30, 2014.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. Based on this assessment, management believes that as of April 30, 2014, our internal control over financial reporting was not effective based on those criteria.

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

PART II – OTHER INFORMATION

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)

In February 2013, the Company issued 1,000 shares of $0.001 par value common stock for $200 cash or $0.20 per share.

In April 2013, the Company issued 100,000 shares of $0.001 par value common stock for $20,000 cash or $0.20 per share.

In October 2013 the Company issued 25,000 shares for services valued at $5,000 or $0.20 per share.

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

As of April 30, 2014, there are a total of 8,830,000 of the Company’s common shares issued and outstanding

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

The Company was not in default on any of its borrowings at April 30, 2014 or 2013.

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

*

Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 16, 2014.

APT Systems, Inc.

By:

/s/ Glenda Dowie

Glenda Dowie, President and Chief Executive Officer

By:

/s/ Carl Hussey

Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed  below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	June 16, 2014
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	June 16, 2014
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	June 16, 2014
Carl Hussey	Title	Date