Form 10-Q
period 2014-07-31
APT Systems Inc
filed 2014-09-17
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  __________________________________________________________________________________________

FORM 10-Q

   X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2014

       .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

 ____________________________________________________________________________________________

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

As of September 12, 2014, registrant had outstanding 8,915,000 shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to APT SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

APT SYSTEMS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Six Month Periods Ended July 31, 2014 and 2013

 APT Systems, Inc.

Condensed Financial Statements

(Unaudited)

APT SYSTEMS, INC. Unaudited Condensed Balance Sheets

	(Unaudited)	(Audited)
	July 31, 2014	January 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,407	$18,830
Total current assets	1,407	18,830

Other Assets

Software (net of $5,811 & $4,543 accumulated amortization respectively)	5,794	7,062
Web site (net of $1,560 & $1,040 accumulated amortization respectively)	520	1,040
Deferred financings costs	11,500	13,000

Total other assets	17,814	21,102

Total Assets	$19,221	$39,932

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$35,848	$32,858
Accrued officer compensation	45,000	15,000
Note payable	50,000	50,000
Accrued interest payable	5,336	625
Loan from director	6,575	1,523
Total current liabilities	142,759	100,006

Total Liabilities	142,759	100,006

STOCKHOLDERS’ DEFICIT

Preferred stock $0.001 par value, 10,000,000 shares authorized; None issued as of July 31, 2014 and January 31,2014 respectively
	-	-

Common stock $0.001 par value, 90,000,000 shares authorized; 8,915,000 and 8,830,000 shares issued and outstanding as of July 31, 2014 and January 31, 2014 respectively.

	8,915	8,830
Additional paid-in capital	104,585	87,670
Accumulated deficit	(237,038)	(156,574)
Total Stockholders’ Deficit	(123,538)	(60,074)

Total Liabilities and Stockholders' Deficit	$19,221	$39,932

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC

Condensed Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

Revenue	$-	$-	$17	$22

Operating (Income) Expenses
Accounting	2,225	4,100	8,225	9,100
Amortization	894	894	1,788	1,788
Compensation to officer	15,000	-	30,000	-
General and administrative	5,922	6,761	10,357	11,108
Legal	-	-	62,750	250
Research & development	-	-	-	2,928
Gain on settlement of accounts payable	(38,250)	-	(38,250)	-
Total Operating (Income) Expenses	(14,209)	11,755	74,870	25,174

Net Operating Income (Loss)	14,209	(11,755)	(74,853)	(25,152)

Other Income (Expense)
Interest expense	(2,887)	(419)	(5,611)	(838)

Net Income (Loss)	$11,322	$(12,174)	$(80,464)	$(25,990)

Earnings (Loss) per share:
basic and diluted	$0.00*	$0.00*	$(0.01)	$0.00*

Weighted average number of
common shares outstanding:
basic and diluted	8,886,356	8,757,983	8,886,356	8,757,983

* denotes loss of less than $(0.01) per share
The accompanying notes are an integral part of these condensed unaudited financial statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC. Condensed Statements of Changes in Stockholders’ Equity (Deficit)

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance January 31, 2013 (audited)	8,694,000	$8,694	$60,606	$(79,175)	$(9,875)

Common stock issued for cash	111,000	111	22,089	-	22,200

Common stock issued for services at $0.20 per share	25,000	25	4,975	-	5,000

Net loss for the year ended January 31, 2014	-	-	-	(77,399)	(77,399)

Balance January 31, 2014 (audited)	8,830,000	8,830	87,670	(156,574)	(60,074)

Common Stock Issued for services at $.20 / share	85,000	85	16,915	-	17,000

Net loss for the period ended July 31, 2014	-	-	-	(80,464)	(80,464)

Balance July 31, 2014 (unaudited)	8,915,000	$8,915	$104,858	$(237,038)	$(123,538)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC. Condensed Statements of Cash Flows

	(Unaudited) Six Months July 31, 2014	(Unaudited) Six Months July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,464)	$(25,990)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization expense	1,788	1,788
Gain on settlement of accounts payable in shares of common stock	(38,250)	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	92,951	3,602
Net cash provided by (used in) operating activities	(23,975)	(20,600)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	5,052	-
Issuance of common stock for cash	-	20,200
(Increase) decrease in deferred financing costs	1,500	-
Net cash provided by financing activities	6,552	20,200

Net change in cash and cash equivalents	(17,423)	(400)

Cash and cash equivalents at beginning of period	18,830	2,428

Cash and cash equivalents at end of period	$1,407	$2,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :

Interest	$-	$-
Income Taxes	$-	$-

Equity securities issued for services:

Common stock issued for settlement of accounts payable	$17,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2014 AND 2013

1. NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative stock trading platforms, financial apps and visualization solutions for charting the financial markets. The Company is in the development stage, with its Apple developer’s account, and has been concentrating on researching and improving its intellectual property for trading and to facilitate rolling out new trading software. Management will continually test its trading software products and any profits generated from funds used in live trading tests will be to the benefit of the Company.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended July 31, 2014 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2014 included in our Form 10-K filed with the SEC.

Development Stage Company

The Company is a development stage company as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development-Stage Entities”. Additional disclosures required as a development stage company are that our financial statements be identified as those of a development stage company, and that the statements of operations, changes in members’ deficit and cash flows disclosed activity since the date of our Inception (October 29, 2010).

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to adopt the ASU early for the Company’s financial statements as of July 31, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the three month periods ended July 31, 2014 and 2013, the Company had paid refundable deposits of $11,500 and $0, respectively. The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement. The deposits are refundable for non-performance. As of the date of this report, neither the bridge loan nor the private placement had been secured and a $1,500 cash refund had been received during the three months ended July 31, 2014.

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

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs during the three months ending July 31, 2014 and 2013.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of July 31, 2014 due to the short term maturities of these financial instruments.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At July 31, 2014 and 2013, the Company has no unrecognized tax benefits.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the six month ended July 31, 2014, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation; as no event has occurred that would permit the debt instrument to become convertible. No potentially dilutive debt or equity instruments were issued and outstanding during the six months ended July 31, 2013.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 7 – Stockholders’ Deficit below. As of the six month periods ended July 31, 2014 and 2013, no stock options had been issued or were outstanding.

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

The comprehensive loss was identical to the net loss for the six months ended July 31, 2014 and 2013.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2014 presentation.

Business Segments

The Company believes that its activities during the six month periods ended July 31, 2014 and 2013 comprised a single segment.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations as than in respect of the change in accounting for development stage companies as discussed above.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2014 AND 2013

3. GOING CONCERN AND LIQUIDITY

At July 31, 2014 the Company had cash of $1,407, no profitable business activities or other source of income, liabilities of $142,759, accumulated losses of $237,038 and a stockholders’ deficit of $123,538.

In the audited financial statements for the fiscal years ended January 31, 2014 and 2013, the Reports of our Independent Registered Public Accounting Firms include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the six months ended July 31, 2014 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

4. RELATED PARTY TRANSACTIONS

The President of the Company no longer provides management and office premises to the Company for no compensation. Suitable office facilities are now rented monthly and reflected in our expenses.

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation for the six months ended July 31, 2014 and year ended January 31, 2014, was $45,000 and $15,000 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares.

As of July 31, 2014 and January 31, 2014, the Company owed the President $6,575 and $1,523 respectively by way of loans. The loans are unsecured, due on demand and interest free.

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a specified period of time. As of July 31, 2014, Mr. Gagnon is not scheduled to resume his duties unless otherwise agreed to in writing. Mr. Gagnon was paid $0 and $1,000 for the period and year ended July 31, 2014 and January 31, 2014, respectively. No balance was owed to Mr. Gagnon by the Company as of July 31, 2014 or January 31, 2014.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2014 AND 2013

5. CONVERTIBLE NOTE PAYABLE

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000 This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The note will be due and payable on May 7, 2014. The Company secured an initial extension of the convertible note to June 8, 2014 and subsequently a further extension to November 9, 2014.

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

Accrued interest payable as of July 31, 2014 and January 31, 2014 was $5,336 and $625, respectively. Interest expense for the six months ended July 31, 2014 and 2013 were $5,611 and $0 respectively.

6. COMMITMENTS AND CONTINGENCIES

On July 8, 2014 the Company entered into an agreement to issue 100,000 shares of its common stock as a deposit for an option to acquire 100% of the issued share capital of AZUR Universal Inc., subject to certain terms and conditions. As at the date of this report, certain due diligence remains to be completed, no shares have been issued as yet and no liability for this potential future issuance has been recognized in these financial statements.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2014 AND 2013

7. SHAREHOLDERS’ DEFICIT

PREFERRED SHARES

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding during the three months ended July 31 2014 and 2013.

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

On June 3, 2014, the Company issued 85,000 shares of its common stock to settle a liability of $55,250 for legal services provided to it by an attorney. The Company estimated the fair value of these shares to be $17,000, or $0.20 per share, based on its most recent cash sale of shares of its common stock. Accordingly the Company recognized a gain of $38,250 on the sale of settlement of the accounts payable to the Attorney.

As of July 31, 2014, there are a total of 8,915,000 of the Company’s common shares issued and outstanding.

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of July 31, 2014 and January 31, 2014, no options have been issued under this Plan.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31, 2014 AND 2013

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

The provision for refundable federal income tax consists of the following for the three and six month periods ending:

	Three months ended July 31, 2014	Three months ended July 31, 2013	Six months ended July 31, 2014		Six months ended July 31, 2013
Federal income tax benefit attributed to:
Net operating income (loss)	$3,849	$(4,139)	$(27,358)		$(8,837)
(Brought forward losses) / valuation	(3,849)	4,139	27,358		8,837
Net benefit	$-	$-	$-	$

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2014	January 31, 2014
Deferred tax attributed:
Net operating loss carryover	$80,593	$53,235
Less: change in valuation allowance	(80,593)	(53,235)
Net deferred tax asset	$-	$-

At July 31, 2014 the Company had an unused net operating loss carry-forward approximating $237,038 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

9. SUBSEQUENT EVENTS

On August 1, 2014 the note payable was further extended to November 9, 2014.

The Company has jointly filed its financial reports with SEDAR on August 23rd, 2014 at the request of the Alberta Securities Commission (ASC) and will continue to do so to support its Canadian shareholder base.  The demand notice came as a result of having one the Company’s Directors residing in the province of Alberta.  Under new policies, subsequent to the initial filings made by the Company, it is now a disclosure requirement of ASC to the benefit of Canadian investors.

Management has entered into discussions with companies and individuals prepared to provide development and documentation of software under contract. These contracts may be paid in cash upon presentation of invoices or may be settled with the issuance of shares. Initial budgets are currently estimated to be $15,000. At this time the Company does not have the funding to undertake the rebuild and further development of it financial charting tools.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to events to the balance sheet date through September 17, 2014, the date of available issuance of these audited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

Contracted Consultants

We currently have one consultant under contract. Mr. Gagnon is the only consultant with a consulting agreement. Per the terms of the agreement Mr. Gagnon, in his position as the Chief Technology Officer, is paid a minimum of $2,500 per month for services writing technical documents while the Company awaits full funding. As of June 15, 2012, Mr. Gagnon took a leave of absence from his role under the consulting agreement; however, he will continue to serve as an officer and director of the Company during his leave of absence. Our other officers and directors currently provide their services on a consultant basis without compensation. Based upon the amount of the proceeds from additional sales of our common stock, other future employees and directors may receive salaries. Once we generate revenue, future salaries will be evaluated at that time. Additional contract employees are likely to be added in the near future to assist in the research, documenting and development of software.

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

Research and Development

We have spent $0 and $2,928 respectively in the Six months ended July 31, 2014 and 2013, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

For the Three Months Ended July 31, 2014 Compared to the Three Months Ended July 31, 2013

Revenue

The Company generated $0 in revenue in the three months ended July 31, 2014 and 2013.We have generated only nominal revenue to date.

Operating (Incomes) Expenses

Net operating income was ($14,209) for the three month period ended July 31, 2014 compared to operating expenses of $11,755 for the three month period ended July 31, 2013, a variance of $25,964. The variance was primarily due to a $15,000 accrual for officer compensation offset by a gain on the settlement of accounts payable of $38,250.

Operating Income/Loss

We realized operating income of $14,209 in the three months ended July 31, 2014 compared to an operating loss of $11,755 for the three months ended July 31, 2013, and decrease of $25,964 due to the factors described above.

Interest Expense

We incurred a interest expense of $2,887 in the three month period ended July 31, 2014 compared to interest expense $419 for the three month period ended July 31, 2013, an increase of $2,468. On January 8, 2014, we executed an unsecured short-term convertible note payable in the amount of $50,000.  Interest accrues at 19% per annum.  In addition we continued to fund some of our expenditures on credit cards.

Net Income/Loss

In the three months ended July 31, 2014 we realized net income of $11,322 compared to a net loss of $12,174 for the three months ended July 31 2013 due to the factors discussed above.

For the Six Months Ended July 31, 2014 Compared to the Six Months Ended July 31, 2013

Revenue

The Company generated $17 in revenue in the six months ended July 31, 2014 compared to $22 of revenue in the six months ended July 31, 2013. As a development stage company, we have generated only nominal revenue to date.

Operating Expenses

Operating expenses were $74,870 for the six month period ended July 31, 2014 compared to $25,174 for the six month period ended July 31, 2013, an increase of $49,696. The increase was primarily due to a $62,500 increase in legal fees and a $30,000 accrual for officer compensation offset by a gain on the settlement of accounts payable of $38,250 and a $2,928 reduction in research and development expense.

Operating Loss

We incurred an operating loss of $74,853 in the six months ended July 31, 2014 compared to an operating loss of $25,152 for the six months ended July 31, 2013, and increase of $49,701 due to the factors described above.

Interest Expense

We incurred an interest expense of $5,611 in the six month period ended July 31, 2014 compared to interest expense $838 for the six month period ended July 31, 2013, an increase of $4,773. On January 8, 2014, we executed an unsecured short-term convertible note payable in the amount of $50,000.  Interest accrues at 19% per annum.  In addition we continued to fund some of our expenditures on credit cards.

Net Loss

In the six months ended July 31, 2014 we incurred a net loss of $80,464 compared to a net loss of $25,990 for the six months ended July 31 2013 due to the factors discussed above.

Liquidity and Capital Resources

At July 31, 2014, the Company had cash of $1,407, no profitable business activities or other source of income, liabilities of $142,759, accumulated losses of $237,038 and a shareholders’ deficit of $123,538.

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

Cash flow information for the Six Months ended July 31, 2014 is compared to the Six Months ended July 31, 2013

Net cash used for operating activities was $23,975 for the six month period ended July 31, 2014. This compares to net cash used for operating activities of $20,600 for the six month period ended July 31, 2013.  During the six months ended July 31, 2014 we incurred a loss of $80,464 which was partially reduced by $1,788 of non cash expenses, and increased by a non cash gain of $38,250 on the settlement of accounts payable.  There was a $92,951 increase in operating liabilities to arrive at cash used in operations of $23,975. By comparison, during the six months ended July 31, 2013 we incurred a loss of $25,990 which was partially reduced by $1,788 of non cash expenses and $3,602 increase in operating liabilities to arrive at cash used in operations of $20,600.

Cash flows generated by (used in) investing activities were at $0 for the six month periods ended July 31, 2014 and 2013.

Cash flows provided by financing activities were $6,552 for the six month period ended July 31, 2014 which compares to cash flows provided by financing activities of $20,200 for the six month period ended July 31, 2013. During the six months ended July 31, 2014 we received $5,052 of additional loans from one of our shareholders and received $1,500 in reimbursements of previously paid deferred financing costs.  By comparison, during the six months ended July 31, 2013, we received $20,200 through the sale of 101,000 shares of our common stock.   No shares of our common stock were sold during the six months ended July 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

Our plan is to operate at a break even or a profit. Our business plan is to attract sufficient additional product sales and provide services within our present organizational structure and resources to become profitable in our operations.

Begin Marketing and Sales efforts:

The Company marketing efforts will primarily be related to assuring its product is easily found in app stores and create a smooth downloading experience.  The Company has budgeted $1,500 for the initial six months of marketing efforts to be supplemented by the lists it is developing. It is believed that there will be sufficient funds remaining for additional methods of marketing if a suitable opportunity presents itself.  The Company intends to engage in marketing and sales efforts during the next twelve months, however, the amount of funds that the Company can dedicate to such efforts will be determined based on the overall amount of funds available during the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. Based on this assessment, management believes that as of July 31, 2014, our internal control over financial reporting was not effective based on those criteria.

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

On June 3, 2014, the Company authorized the issuance of 85,000 shares of its common stock at $.20 per share to settle a liability of $55,250 for legal services provided to it by an attorney.

These securities were issued in reliance upon an exemption provided by Regulation S promulgated under the Securities Act of 1933. The certificates for these securities were issued to a US resident and bear a restrictive legend.

As of July 31, 2014, there are a total of 8,915,000 of the Company’s common shares issued and outstanding

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company was not in default on any of its borrowings at July 31, 2014 or 2013.

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

    * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 17, 2014.

APT Systems, Inc.

By: /s/ Glenda Dowie

Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey

Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	September 17, 2014
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	September 17, 2014
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	September 17, 2014
Carl Hussey	Title	Date