Form 10-Q
period 2014-10-31
APT Systems Inc
filed 2014-12-22
CIK 1543739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-181597

APT SYSTEMS, INC.
(Exact name of issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction)	(IRS Employer File Number)

505 Montgomery Street
11th Floor
San Francisco, CA	94111
(Address of principal executive offices)	(zip code)

(780)-270-6048
(Registrant's telephone number, including area code)

3400 Manulife Place
10180-101 Street
Edmonton, AB Canada
(Former name, former address and former fiscal year, if changed since last report)

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

Yes      . No  X .

As of December 22, 2014, registrant had outstanding 8,915,000 shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to APT SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

APT SYSTEMS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended October 31, 2014 and 2013

APT Systems, Inc.

Condensed Financial Statements

(Unaudited)

APT SYSTEMS, INC.

Condensed Balance Sheets

	(Unaudited)	(Audited)
	October 31, 2014	January 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$512	$18,830
Accounts receivable	1,650	-
Total current assets	2,162	18,830

Other Assets

Software (net of $6,445 (unaudited) & $4,543 accumulated amortization respectively)	5,160	7,062
Web site (net of $1,820 (unaudited) & $1,040 accumulated amortization respectively)	260	1,040
Deferred financings costs	11,500	13,000
Total other assets	16,920	21,102

Total Assets	$19,082	$39,932

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$36,226	$32,858
Accrued officer compensation	60,000	15,000
Note payable	50,000	50,000
Accrued interest payable	7,731	625
Loan from director	9,427	1,523
Total current liabilities	163,384	100,006

Total Liabilities	163,384	100,006

STOCKHOLDERS’ DEFICIT

Preferred stock $0.001 par value, 10,000,000 shares authorized;
None issued as of October 31, 2014 (unaudited) and January 31,2014 respectively	-	-
Common stock $0.001 par value, 90,000,000 shares authorized;
8,915,000 and 8,830,000 shares issued and outstanding as of October 31, 2014 (unaudited) and January 31, 2014 respectively.	8,915	8,830
Additional paid-in capital	104,585	87,670
Accumulated deficit	(257,802)	(156,574)
Total Stockholders’ Deficit	(144,302)	(60,074)

Total Liabilities and Stockholders' Deficit	$19,082	$39,932

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYTEMS, INC

Condensed Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Revenue	$6,400	$17	$6,417	$39

Operating (Income) Expenses
Accounting	2,500	2,100	10,725	11,200
Amortization	894	894	2,682	2,682
Compensation to officer	15,000	-	45,000	-
General and administrative	5,897	9,308	16,254	20,416
Legal	-	7,000	62,750	7,250
Research & development	-	-	-	2,928
Gain on settlement of accounts payable	-	-	(38,250)	-
Total Operating Expenses	24,291	19,302	99,161	44,476

Net Operating (Loss)	(17,891)	(19,285)	(92,744)	(44,437)

Other Income (Expense)
Interest expense	(2,873)	(267)	(8,484)	(1,105)

Net Income (Loss)	$(20,764)	$(19,552)	$(101,228)	$(45,542)

Earnings (Loss) per share:
basic and diluted	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
basic and diluted	8,915,000	8,796,630	8,867,703	8,771,007

* denotes loss of less than $(0.01) per share

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance January 31, 2013 (audited)	8,694,000	$8,694	$60,606	$(79,175)	$(9,875)

Common stock issued for cash	111,000	111	22,089	-	22,200

Common stock issued for services at $0.20 per share	25,000	25	4,975	-	5,000

Net loss for the year ended January 31, 2014	-	-	-	(77,399)	(77,399)

Balance January 31, 2014 (audited)	8,830,000	8,830	87,670	(156,574)	(60,074)

Common stock issued in settlement of accounts payable at $0.20 per share	85,000	85	16,915	-	17,000

Net loss for the period ended October 31, 2014	-	-	-	(101,228)	(101,228)

Balance October 31, 2014 (unaudited)	8,915,000	$8,915	$104,858	$(257,802)	$(144,302)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

Condensed Statements of Cash Flows

	(Unaudited)	(Unaudited)
	Nine Months October 31, 2014	Nine Months October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(101,228)	(45,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	2,682	2,682
Gain on settlement of accounts payable by issuance of common stock	(38,250)	-
Stock issued for services	-	5,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,650)	-
Increase in accrued officer compensation	45,000	-
Increase in accounts payable and accrued expenses	65,724	13,728
Net cash provided by (used in) operating activities	(27,722)	(24,132)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	7,904	2,223
Issuance of common stock for cash	-	20,200
(Increase) decrease in deferred financing costs	1,500	-
Net cash provided by financing activities	9,404	22,423

Net change in cash and cash equivalents	(18,318)	(1,709)

Cash and cash equivalents at beginning of period	18,830	2,428

Cash and cash equivalents at end of period	$512	719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :

Interest	$-	-
Income Taxes	$-	-

Equity securities issued for services:

Accounts payable settled with stock	$55,250	-
Common stock issued for services	$-	5,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

1. NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative stock trading platforms, financial apps and visualization solutions for charting the financial markets. The Company has launched a publication using its Apple developer account and has been concentrating on researching and improving its intellectual property for trading systems; in order to facilitate rolling out new software. Management will continually test its trading software products and any profits generated from funds used in live trading tests will be to the benefit of the Company. We constantly strive to pioneer original trading tools along with new approaches for managing risk. Our proprietary custom charting tools and trading platforms will later be available to licensees.

While management works to deliver stock trading software it also is strategically acquiring other compatible financial businesses which demonstrate strong growth potential stemming from a solid business plan.

Going Concern Consideration

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with billable consulting work, loans from directors or third parties and or the sale of shares of common stock. There is no assurance that these events will be satisfactorily completed.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended October 31, 2014 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2014 included in our Form 10-K filed with the SEC.

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

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development Stage Company (Continued)

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

Software

The Company has software that it uses for the development of certain mobile phone and web driven applications. The software and any upgrades are being amortized over useful lives ranging from 3 – 5 years.

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

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs

Costs with respect to issue of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized as debt discount over the term of any debt funding if successful or expensed if the proposed equity or debt transaction is unsuccessful.

As of October 31, 2014 and January 31, 2014, the Company had paid refundable deposits of $11,500 and $13,000, respectively. The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement. The deposits are refundable for non-performance. As of the date of this report, neither the bridge loan nor the private placement had been secured but partial cash refund was received.

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

Advertising costs

Advertising costs are expensed as incurred. Company recorded no advertising costs during the three and nine months ending October 31, 2014 and 2013.

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

The recorded amounts of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of October 31, 2014 due to the short term maturities of these financial instruments.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At October 31, 2014 and 2013, the Company has no unrecognized tax benefits.

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

During the three and nine month ended October 31, 2014, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation as their effect would have been anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the Nine months ended October 31, 2013.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 7 – Stockholders’ Deficit below. During the three and nine month periods ended October 31, 2014 and 2013, no stock options had been issued or were outstanding.

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

Our comprehensive loss was identical to our net loss for the three and nine months ended October 31, 2014 and 2013.

Business Segments

The Company believes that its activities during the three and nine month periods ended October 31, 2014 and 2013 comprised a single segment.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3. GOING CONCERN AND LIQUIDITY

At October 31, 2014, the Company had cash of $512, insufficient revenue to meet its ongoing operating expenses, liabilities of $163,384, accumulated losses of $257,802 and a stockholders’ deficit of $144,302.This raises substantial doubts as to our ability to continue as a going concern.

In our audited financial statements for the fiscal years ended January 31, 2014 and 2013, the Reports of our Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the three and nine months ended October 31, 2014 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with billable consulting work, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

4. RELATED PARTY TRANSACTIONS

The President of the Company no longer provides management and office premises to the Company for no compensation.

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation for the nine months ended October 31, 2014 and year ended January 31, 2014, was $60,000 and $15,000 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares. The President has deferred her decision until January 15, 2015 and will be provided to the Board of Directors before our financial year end.

Effective November 1, 2014, the Company is now renting suitable executive office facilities at a basic rental of $129 per month on a month to month basis and this monthly rental will be reflected in our operating expenses on an ongoing basis. Effective November 1, 2014, our offices have moved to 505 Montgomery Street, 11th Floor, San Francisco, CA, 94111

As of October 31, 2014 and January 31, 2014, the Company owed the President $9,427 and $1,523 respectively by way of loans. The loans are unsecured, due on demand and interest free.

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services until further notice. As of October 31, 2014, Mr. Gagnon is not scheduled to resume his duties unless otherwise agreed to in writing. Mr. Gagnon was paid $0 (2013 - $0) and $0 (2013 - $1,000) for the three and nine month periods ended October 31, 2014. No balance was owed to Mr. Gagnon by the Company as of October 31, 2014 or January 31, 2014.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

5. CONVERTIBLE NOTE PAYABLE

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000 This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The note was due and payable on May 7, 2014. The Company secured an initial extension of the convertible note to June 8, 2014 and subsequently a further extension to January 29, 2015.

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

Accrued interest payable as of October 31, 2014 and January 31, 2014 was $7,731 and $625, respectively. Interest expense accrued on this convertible note payable for the three and nine months ended October 31, 2014 and 2013 was $2,395 and $0, and $7,106 and $0 respectively.

6. COMMITMENTS AND CONTINGENCIES

On July 8 2014, the Company entered into an agreement to issue 100,000 shares of its common stock as a deposit for an option to acquire 100% of the issued share capital of AZUR Universal Inc., subject to certain terms and conditions. As at the date of this report for the quarter ending October 31, 2014, certain due diligence remains to be completed, no shares have been issued as yet and no liability for this potential future issuance has been recognized in these financial statements. It is anticipated these shares will be issued before the year ending January 31, 2015.

7. SHAREHOLDERS’ DEFICIT

PREFERRED SHARES

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding during the three and nine months ended October 31 2014 and 2013.

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

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

7. SHAREHOLDERS’ DEFICIT (continued)

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

As of October 31, 2014, there are a total of 8,915,000 of the Company’s common shares issued and outstanding.

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of October 31, 2014 and January 31, 2014, no options have been issued under this Plan.

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

The provision for refundable federal income tax consists of the following for the three and nine month periods ending:

	Three months ended October 31, 2014	Three months ended October 31, 2013	Nine months ended October 31, 2014	Nine months ended October 31, 2013
Federal income tax benefit attributed to:
Net operating income (loss)	$(7,060)	$(6,648)	$(34,418)	$(14,484)
(B fwd losses) / Valuation	7,060	6,648	34,418	14,484
Net benefit	$-	$-	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2014	January 31, 2014
Deferred tax attributed:
Net operating loss carryover	$80,593	$53,235
Less: change in valuation allowance	(80,593)	(53,235)
Net deferred tax asset	$-	$-

At October 31, 2014 the Company had an unused net operating loss carry-forward approximating $257,802 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

9. SUBSEQUENT EVENTS

On August 1, 2014, the term of the convertible note payable, as described in Note 5 Convertible Note Payable above, was further extended to January 29, 2015.

The Company has filed its financial reports with SEDAR commencing August 23, 2014 and will continue to do so to support its Canadian shareholder base. The requirement to file came as a result of having one of the Company’s Directors residing in the province of Alberta. Under new policies, subsequent to the initial filings made by the Company, it is now a disclosure requirement to the benefit of Canadian investors.

Management has entered into discussions with companies and individuals prepared to provide development and documentation of software under contract. These contracts may be paid in cash upon presentation of invoices or may be settled with the issuance of shares. Initial budgets are currently estimated to be $15,000. At this time the Company does not have the funding to undertake the rebuild and further development of it financial charting tools at this time and there is no guarantee that funding will be secured at a future date.

In November 21, 2014, the Company received $5,000 by way of loan from a non-related party for a term of six months at 10% interest due upon repayment.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to events to the balance sheet date through December 22, 2014, the date of available issuance of these audited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

Overview and History

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010. It is a development stage company and has not yet generated significant revenues as its key products are still under development. Its limited start-up operations have consisted of the formation of the Company, development of its business plan, identification of its target market and active research towards the development of its software products. Upon obtaining approval for electronic trading of our symbol, we plan on raising additional funds within the next six months by issuing shares but do not rule out the possibility of additional loans. We have not been subject to any bankruptcy, receivership or similar proceeding.

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

•

APT services can extend to include:

•

Financial Software and Analytical Software Development

•

Algorithmic Applied Technology

•

Trading Platform Refinement and Linking to Brokerage accounts

•

Robust Mobile Security Solutions

Overview and History - continued

The steps remaining for the company to begin selling its above listed products are to finalize the programming of the software used in its products, specifically its dimensional charting tools, begin sales and marketing campaigns, contact prospective licensees, which the company expects to complete within 2015, and deliver its products, which the company expects to complete in less than 180 days after its initial contact with prospective licensees. The new app with user friendly charts will be available to users on a subscription fee plan and will be available under license from other brokerage firms who we will attempt to sell our product to. The goal is to have our product used by both handheld (tablet and Smartphone) users and web based clients.

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

Contracted Consultants

We currently have one consultant under contract. Mr. Gagnon is the only consultant with a consulting agreement. Per the terms of the agreement Mr. Gagnon, in his position as the Chief Technology Officer, is paid a minimum of $2,500 per month for services writing technical documents while the Company awaits full funding. As of June 15, 2012, Mr. Gagnon took a leave of absence from his role under the consulting agreement; however, he will continue to serve as an officer and director of the Company during his leave of absence. Our other directors currently provide their services on a consultant basis without compensation. Based upon the amount of the proceeds from additional sales of our common stock, other future employees and directors may receive salaries. Once we generate revenue, future salaries will be evaluated at that time. We have added one contract employee to assist in the research, technical documenting of the development of software. Others will be under consideration as resources permit.

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

Research and Development

We have spent $0 and $0, and $0 and $2,928 respectively in the three and nine months ended October 31, 2014 and 2013, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

For the Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013

Revenue

The Company generated $6,400 in revenue in the three months ended October 31, 2014 compared to $17 during the three months ended October 31, 2013. Revenues are generated by sharing our in-house expertise with other companies as technical consulting fees. We have generated only nominal sales revenue to date.

Operating Expenses

Net operating expenses were $24,291 for the three month period ended October 31, 2014 compared to operating expenses of $19,302 for the three month period ended October 31, 2013, a variance of $4,989. The variance was primarily due to a $15,000 accrual for officer compensation offset by a reduction in legal and general and administrative expenses of $7,000 and $3,411, respectively.

Operating Loss

We realized an operating loss of $17,891 in the three months ended October 31, 2014 compared to an operating loss of $19,285 for the three months ended October 31, 2013, and decrease of $1,394 due to the factors described above.

Interest Expense

We incurred interest expense of $2,873 in the three month period ended October 31, 2014 compared to interest expense $267 for the three month period ended October 31, 2013, an increase of $2,606. On January 8, 2014, we executed an unsecured short-term convertible note payable in the amount of $50,000. Interest accrues at 19% per annum. In addition we continued to fund some of our expenditures on credit cards.

Net Income/Loss

In the three months ended October 31, 2014 we incurred a net loss of $20,764 compared to a net loss of $19,552 for the three months ended October 31 2013 due to the factors discussed above.

For the Nine Months Ended October 31, 2014 Compared to the Nine Months Ended October 31, 2013

Revenue

The Company generated $6,417 in revenue in the nine months ended October 31, 2014 compared to $39 of revenue in the nine months ended October 31, 2013. As a development stage company, we have generated only nominal revenue to date and now started to leverage our in-house expertise to facilitate technical consulting contracts.

Operating Expenses

Operating expenses were $99,161 for the nine month period ended October 31, 2014 compared to $44,476 for the nine month period ended October 31, 2013, an increase of $54,685. The increase was primarily due to a $55,000 increase in legal fees and a $45,000 accrual for officer compensation offset by a gain on the settlement of accounts payable of $38,250, and reductions of $2,928 and $4,162 in research and development and general and administrative expenses, respectively.

Operating Loss

We incurred an operating loss of $92,744 in the nine months ended October 31, 2014 compared to an operating loss of $44,437 for the nine months ended October 31, 2013, and increase of $48,307 due to the factors described above.

Interest Expense

We incurred an interest expense of $8,484 in the nine month period ended October 31, 2014 compared to interest expense $1,105 for the nine month period ended October 31, 2013, an increase of $7,379. On January 8, 2014, we executed an unsecured short-term convertible note payable in the amount of $50,000. Interest accrues at 19% per annum. In addition we continued to fund some of our expenditures on credit cards.

Net Loss

In the nine months ended October 31, 2014 we incurred a net loss of $101,228 compared to a net loss of $45,542 for the nine months ended October 31 2013 due to the factors discussed above.

Liquidity and Capital Resources

At October 31, 2014, the Company had cash of $512, no profitable business activities or other source of income, liabilities of $163,384, accumulated losses of $257,802 and a shareholders’ deficit of $144,302.

In the audited financial statements for the fiscal years ended January 31, 2014 and 2013, the Reports of the Independent Registered Public Accounting Firms include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Currently, the Company expects to require a minimum of $100,000 over the next 12 months, which will be funded either through operations, loans or through the sale of its common or preferred stock.

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

Cash flow information for the Nine Months ended October 31, 2014 is compared to the Nine Months ended October 31, 2013

Net cash used for operating activities was $27,722 for the nine month period ended October 31, 2014. This compares to net cash used for operating activities of $24,132 for the nine month period ended October 31, 2013. During the nine months ended October 31, 2014 we incurred a loss of $101,228 which was partially reduced by $2,682 of non-cash expenses, and increased by a non cash gain of $38,250 on the settlement of accounts payable for shares of our common stock. There was a $1,650 increase in accounts receivable, a $45,000 increase in accrued officer compensation and a $65,724 increase in accounts payable and accrued expenses to arrive at cash used in operations of $27,722. By comparison, during then nine months ended October 31, 2013 we incurred a loss of $45,542 which was partially reduced by $2,682 of non-cash expenses and $5,000 of stock issued for services. There was a $13,728 increase in accounts payable and accrued expenses to arrive at cash used in operations of $24,132.

Cash flows generated by (used in) investing activities were at $0 for the nine month periods ended October 31, 2014 and 2013.

Cash flows provided by financing activities were $9,404 for the nine month period ended October 31, 2014 which compares to cash flows provided by financing activities of $22,423 for the nine month period ended October 31, 2013. During the nine months ended October 31, 2014 we received $7,904 of additional loans from one of our directors and received $1,500 in reimbursements of previously paid deferred financing costs. By comparison, during the nine months ended October 31, 2013, we received $2,223 of additional loans from one of our directors and received $20,200 through the sale of 101,000 shares of our common stock. No shares of our common stock were sold during the nine months ended October 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

Our plan is to operate at a break even or a profit. Our business plan is to attract sufficient additional product sales and provide services within our present organizational structure and resources to become profitable in our operations.

Begin Marketing and Sales efforts:

The Company marketing efforts will primarily be related to assuring its product is easily found in app stores and create a smooth downloading experience. The Company has budgeted $1,500 for the initial Nine months of marketing efforts to be supplemented by the lists it is developing. It is believed that there will be sufficient funds remaining for additional methods of marketing if a suitable opportunity presents itself. The Company intends to engage in marketing and sales efforts during the next twelve months, however, the amount of funds that the Company can dedicate to such efforts will be determined based on the overall amount of funds available during the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014. Based on this assessment, management believes that as of October 31, 2014, our internal control over financial reporting was not effective based on those criteria.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and nine months ended October 31, 2014 and 2013, nor were any legal proceedings threatened or pending to the best of our knowledge ad belief.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below is information regarding the issuance and sales of securities without registration during the three and nine months ended October 31, 2014 and 2013. No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

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

On June 3, 2014, the Company authorized the issuance of 85,000 shares of its common stock at $20 per share to settle a liability of $55,250 for legal services provided to it by an attorney.

These securities were issued in reliance upon an exemption provided by Regulation S promulgated under the Securities Act of 1933. The certificates for these securities were issued to a US resident and bear a restrictive legend.

As of October 31, 2014, there are a total of 8,915,000 of the Company’s common shares issued and outstanding

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company was not in default on any of its borrowings at October 31, 2014 or January 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

31.3	Certification of Principal Accounting Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

32.3	Certification of Principal Accounting Officer pursuant to Section 906

Exhibit 101.INS	XBRL Instance Document(1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document(1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

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

*

Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 2014.

APT Systems, Inc.

By:

/s/ Glenda Dowie

Glenda Dowie, President and Chief Executive Officer

By:

/s/ Carl Hussey

Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	December 22, 2014
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	December 22, 2014
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	December 22, 2014
Carl Hussey	Title	Date