Form 10-K/A
period 2014-01-31
APT Systems Inc
filed 2015-01-14
CIK 1543739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54865

APT SYSTEMS, INC.
(Exact name of issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

505 Montgomery Street
11th Floor
San Francisco, CA 94111
(Address of principal executive offices)(Zip Code)

3400 Manulife Place
10180-101 Street
Edmonton, AB T5J 3S4
(Former address of principal executive offices)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.. Yes  X . No      .

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

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

APT Systems, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended January 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2014 (the “Original Form 10-K”), to  amend “Item 9A - Controls and Procedures” to include a statement identifying the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting, which was inadvertently omitted from the Original Form 10-K, and to revise the certifications from the Company’s principal executive officer and principal financial and accounting officer to replace the term “small business issuer” with the term “registrant.”

Except as described above, this Amendment does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the Original Form10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies, like us, face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2014 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of January 31, 2014, our internal control over financial reporting was not effective based on those criteria.

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

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

The following documents were filed as part of the Annual Report on Form 10-K filed with the SEC on May 29, 2014.

(1)

Financial Statements: Our following financial statements were included in a separate section of the Annual Report on Form 10-K filed with the SEC on May 29, 2014 commencing on the pages referenced below:

APT Systems, Inc. Financial Statements

(2)

Financial Statement Schedules: All financial statement schedules called for under Regulation S-X are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in the Annual Report on Form 10-K filed with the SEC on May 29, 2014.

(3)

Exhibits: See Item 15(b) below.

(b)

The following documents are filed as exhibits to this Amendment No. 1 to the Annual Report on Form 10-K or have been previously filed with the SEC as indicated and are incorporated herein by reference:

Exhibit Number	Description
3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	APT Systems, Inc. 2012 Equity Incentive Plan

4.2**	19% Convertible Note dated January 8, 2014

31.1	Certification of Principal Executive Officer pursuant to Section 302

31.2	Certification of Principal Financial Officer pursuant to Section 302

32.1	Certification of Principal Executive Officer pursuant to Section 906

32.2	Certification of Principal Financial Officer pursuant to Section 906

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Previously filed with Form S-1 Registration Statement, on May 23, 2012

** Previously filed with the Annual Report on Form 10-K for the year ended January 31, 2014, on May 29, 2014

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

President, Chief Executive Officer and Director
/s/ Glenda Dowie	(Principal Executive Officer)	January 14, 2015
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technology Officer and Director	January 14, 2015
Joseph Gagnon	Title	Date

Treasurer, Chief Financial Officer and Director
/s/ Carl Hussey	(Principal Financial and Accounting Officer)	January 14, 2015
Carl Hussey	Title	Date