Form 10-K
period 2015-01-31
APT Systems Inc
filed 2015-06-05
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

Commission File No. 000-54865

APT SYSTEMS, INC.

 (Exact name of issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

505 Montgomery Street,
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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  X .     No:       .

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold was $1,612,000 based on prices of other such stock as the Registrant’s securities are not currently quoted.

As of June 5, 2015, registrant had outstanding 8,915,000 shares of common stock.

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

PART I

Item 1. Business.

Business Strategy Overview and Products

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010. The Company has not as yet generated significant sales revenues as its key products are still under development. Its limited start-up operations have consisted of the formation of the Company, development of its business plan, identification of its target market and limited research towards the development of its software products. During the twelve months ended January 31, 2015, the Company commenced providing technical writing and computer assisted design services to other startups using a contractor, a related person (family member to the Chief Executive Officer, to generate certain additional revenues. We would anticipate that this revenue will eventually diminish entirely if we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects. Upon obtaining approval for electronic trading of our symbol, we plan on raising additional funds by issuing shares but do not rule out the possibility of additional loans. However, there is no guarantee we will be successful in raising sufficient funding to progress with the implementation of our business plan. We have not been subject to any bankruptcy, receivership or similar proceeding.

Our mailing address is in an executive suite facility at 505 Montgomery Street, 11th Floor, San Francisco, CA 94111 which also provides office services, computer access and meeting space on demand. We consider this current executive office space arrangement adequate for our current operations and will reassess our needs annually based upon the future growth of the Company. Our fiscal year end is January 31st.

We are a company that specializes in the creation of innovative equities trading platforms. We are focusing on the mobile device market where we intend to develop and publish custom technical analysis indicators and trading systems both in-house and for third parties. In addition, we intend to develop a user friendly charting tool that displays price action and historic pricing for publicly traded companies. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. We plan to utilize real time and delayed data networks along with graphic techniques which will provide solutions that can speak to the mobile needs to be demanded by the next generation of equity and commodity traders.

In order to advance itself, APT Systems can roll out traditional trading tools and publish charts for the hand held market to test plans and generate cash flow. However, these tools would be invigorated with leading edge graphics and networking technology to become desirable real-time and interactive trading assistance software. In addition, the company was recently in contact with potential educators for its products and for general education of its clients in trading techniques.

APT services can extend to include:

•

Financial Software and Analytical Software Development

•

Algorithmic Applied Technology

•

Trading Platform Refinement and Linking to Brokerage Accounts

•

Analytical Charting Software Development

The steps remaining for us to begin selling our products listed above are to finalize the programming of the software used in our products, specifically our dimensional charting tools, begin sales and marketing campaigns, contact prospective licensees, and deliver our products, which we expect to complete in less than 180 days after our initial contact with prospective licensees. Our app would be available to users on a subscription fee plan and we plan to grant licenses in our app to financial companies and brokerage firms for use by their employees and clients. The goal is to have our product used by both handheld (tablet and Smartphone application users) and web based clients.

With its currently limited financial resources, the Company has only been able to make very limited progress in developing its business activities since inception and is examining other acquisition opportunities as a means to enhance overall operations.

On February 19, 2014, the Company had received notice from FINRA that the trading symbol APTY has been allocated to the APT Systems, Inc.  We are currently preparing to submit an application for DTCC eligibility to allow the markets access to trade our shares electronically.  We expect an approval would assist us in our financial goals and help to attract investors.

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

Distribution methods of the products or services

To facilitate marketing plans, our products and platforms will be available initially in the “App Store” managed by Apple Inc. Later, these same products will be available to audiences that prefer using other Smartphones such as Google’s Android or the BlackBerry. Especially in the case of Apple, these companies will provide marketing infrastructure to help developers reach their users and justify costs related to selling products from their app stores. All options will be fully explored and implemented as it makes sense to do so.

To further facilitate viral marketing plans, the Company products will be available for a very small downloading charge or in some cases free. The Company is investigating a tiered subscription revenue model and revenue for providing licenses to others.

The Company will identify and address the target market for its services with apps, and demonstrate how it can help users optimize mobile devices for trading of equities in mainly North American markets.

Organization

We are comprised of one corporation and do not have any subsidiaries but do not rule out the future possibility of acquiring or creating subsidiaries. At this time, all of our operations are conducted through this corporation.

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

Contracted Consultants

We currently have one consultant under contract. Mr. Gagnon is the only consultant with a consulting agreement. Per the terms of the agreement Mr. Gagnon, in his position as the Chief Technology Officer, is paid a minimum of $2,500 per month for services writing technical documents while the Company awaits full funding. As of June 15, 2012, Mr. Gagnon took a leave of absence from his role under the consulting agreement; however, he will continue to serve as an officer and director of the Company during his leave of absence. Our other directors currently provide their time and undertake duties as directors without compensation for these services. Based upon the amount of the proceeds from additional sales of our common stock, other future employees and directors may receive salaries. Once we generate revenue, future salaries will be evaluated at that time.

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Dowie on an ongoing basis.  As of January 31, 2015, accrued officer compensation was $75,000.  The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  Ms. Dowie can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock as determined by the Board of Directors. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available or the last cash price the Company received for the sale of its common shares

During the twelve months ended January 31, 2015, the Company commenced providing technical writing and computer assisted design services to other startups provided by a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $11,450 to the related party consultant in respect of the provision of these services during the twelve months ended January 31, 2015 (2014 – $0).

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

Research and Development

We have spent $0 and $2,928 in the fiscal years ended January 31, 2015 and 2014, respectively, on research and development of our website and mobile applications that was included as part of consulting services incurred to date. We plan to spend further funds on research and development activities in the future as the development of our software applications continue if we are able to raise the necessary funding.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this section.

Item 2. Properties.

Our mailing address is in an executive suite facility at 505 Montgomery Street, 11th Floor, San Francisco, CA 94111. We consider this current executive office space and services arrangement adequate for our current operations and will reassess our needs based upon the future growth of the Company

Item 3. Legal Proceedings.

We were not party to any legal proceedings during the twelve months ended January 31, 2015 or 2014, and, to the best of our knowledge and belief, no legal proceedings are threatened or pending.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders

As of June 5, 2015, there were 48 record holders of our common stock, and there were 8,915,000 shares of our common stock outstanding.

 Market Information

The Company’s common stock has been approved for non-priced quotation on the OTC Bulletin Board under the symbol “APTY” but is not listed on any national stock exchange. We are currently preparing to submit an application for DTCC eligibility to allow the markets access to trade our shares electronically.

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

Equity Compensation Plan Information

2012 Equity Incentive Plan

As of January 31, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) of APT Systems, Inc. as approved by the Company’s board of directors and stockholders. The purpose of the Plan is to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. Stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. A total of 5,500,000 shares of common stock are eligible for issuance under the Plan, which may consist of authorized and unissued shares or treasury shares. The maximum amount of shares of stock that may be granted as Incentive Stock Options shall be 2,500,000.  Since our inception (October 29, 2010), no equity compensation has been granted under the Plan.

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

On June 4, 2014, the Company issued 85,000 shares of its common stock to settle a liability of $55,250 for legal services provided to it by an attorney. The Company estimated the fair value of these shares to be $17,000, or $0.20 per share, based on its most recent cash sale of shares of its common stock. Accordingly the Company recognized a gain of $38,250 on the sale of settlement of the accounts payable to the Attorney.

Convertible Note

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000 This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The note was due and payable on May 7, 2014. The Company secured an initial extension of the convertible note to June 8, 2014 and subsequently a further extension to May 31, 2015.

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

Accrued interest payable as of January 31, 2015 and January 31, 2014 was $10,126 and $625, respectively. Interest expense accrued on this convertible note payable for the years ended January 31, 2015 and 2014 was $9,501 and $625, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the years ended January 31, 2015 and 2014, there were no purchases of equity securities by the Company and affiliated purchasers.

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

The following table provides selected financial data about us for the fiscal years ended January 31, 2015 and 2014. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended January 31,
	2015	2014
Balance Sheet Data:

Cash	$776	$18,830
Total assets	$5,632	$39,932
Total liabilities	$189,360	$100,006
Stockholders' deficit	$(183,728)	$(60,074)

Operating Data:

Revenue	$13,574	$39
Cost of revenue	$11,450	$-
Operating expenses	$174,791	$75,708
Other income (expense)	$32,013	$(1,731)
Net loss	$(140,654)	$(77,399)

Results of Operations

We have little operating history upon which to evaluate our intended business. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues. We have operated at a loss in all relevant periods.

For our fiscal years ended January 31, 2015 and 2014, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise the necessary funding to implement our business plan and to successfully develop and market our software, generate revenues and operate a profitable business.

Revenue

We generated revenues of $13,574 for the fiscal year ended January 31, 2015, as compared to $39 for the fiscal year ended January 31, 2014, an increase of $13,535.  This increase was attributable to $13,540 generated in consulting services consisting mostly of technical writing provided by the Company.

Cost of Revenue

During the twelve months ended January 31, 2015 we incurred contract labor – related party costs of $11,450 (2014 - $0) directly related to the consulting services revenue we generated in the period.

Operating (Income) Expense

Operating expenses, which consisted of accounting, legal, research and development and general and administrative expenses for the fiscal year ended January 31, 2015, were $174,791, which is an increase of $99,083, or 130.9% as compared to the operating expenses for the fiscal year ended January 31, 2014 of $75,708. The increase in our operating expenses was primarily attributable to a $45,000 increase in the accrual for compensation to one our officers, a $50,500 increase in legal fees and a $11,500 write off of deferred financing costs offset by a reduction of $2,928 in research and development costs and $4,959 in general and administrative, consulting and accounting expenses.

Other income (Expense)

During the twelve months ended January 31, 2015 we recognized gains on the settlement of accounts payable through the issuance of stock and debt of $43,492 (2014 - $0),

Interest expense for the fiscal year ended January 31, 2015 was $11,479 compared with $1,731 in the fiscal year ended January 31, 2014, an increase of $9,748 or 563.1%.  The increase was due primarily to interest on the $50,000 convertible note payable as described above which accrues at 19% per annum.

Net Loss

As a result of the foregoing, we incurred a net loss of $140,654 for the fiscal year ended January 31, 2015, which was an increase of $63,255, or 81.7%, as compared to the net loss for the fiscal year ended January 31, 2014 of $77,399.

We expect to incur operating losses in future foreseeable periods because we will be incurring expenses and not generating sufficient revenues to fund these expenses. We expect at a minimum $85,000 in operating costs over the next twelve months based on current operations. We cannot guarantee that we will be successful in generating sufficient revenues or finding other funds in the future to cover these operating costs. Failure to generate sufficient revenues or secure additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of January 31, 2015, we had cash and cash equivalents of $776. As of January 31, 2014, we had cash and cash equivalents of $18,830.

Net cash used for operating activities was $31,433 for the fiscal year ended January 31, 2015 This compares to net cash used for operating activities of $44,301 for the fiscal year ended January 31, 2014.  During the fiscal year ended January 31, 2015, we incurred a loss of $140,654 which was partially reduced by $15,076 of non-cash expenses and increased by a non-cash gain of $43,492 on the settlement of accounts payable for debt and shares of our common stock. There was a $330 increase in unbilled revenue, a $60,000 increase in accrued officer compensation and a $77,967 increase in accounts payable and accrued expenses to arrive at cash used in operations of $31,433. By comparison, during the fiscal year ended January 31, 2014 we incurred a loss of $77,399 which was partially reduced by $8,576 of non-cash expenses. There was a $15,000 increase in accrued officer compensation and a $9,522 increase in accounts payable and accrued expenses to arrive at cash used in operations of $44,301.

Cash flows used in or generated by investing activities were $0 for the fiscal years ended January 31, 2015 and 2014 as we lacked the funding to be able to pursue investing opportunities.

Cash flows provided by financing activities were $13,379 for the fiscal year ended January 31, 2015 which compares to cash flows provided by financing activities of $60,703 for fiscal year ended January 31, 2014. During the fiscal year ended January 31, 2015, we received $6,879 of additional loans from one of our directors, secured short-term borrowings of $5,000 and received $1,500 in reimbursement of certain previously paid deferred financing costs.  By comparison, during the fiscal year ended January 31, 2014, we received $1,503 of additional loans from one of our directors, issued convertible notes payable of $50,000 and received $22,200 through the sale of 111,000 shares of our common stock.

Over the next twelve months we do not expect any material capital costs to develop operations. Our estimated operating costs of $85,000 will be used for operations and reporting, but none will be used to pay salaries unless deemed reasonable by management.

To date, we have realized only nominal revenue.  As a result, we expect that we may need to engage in the private placement of our debt and equity securities in order to continue to fund operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise an estimated $1.5 million to fully implement our business plan and to successfully develop and market our software, generate revenues and operate a profitable business.

In any case, we try to operate with minimal overhead while we undertake to attract participants to help build our products. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will have the potential to become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful and provide value for our shareholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

Marketing and Sales efforts:

Our marketing efforts will primarily be related to assuring our product is easily found in app stores and create a smooth downloading experience. We anticipate allocating seven percent of funds raised for marketing as well as generating product awareness through paid investor relations programs. We believe that there will be sufficient funds available if a suitable advertising opportunity presents itself.

Once the app is live and we have has begun initial Search Engine Optimization (“SEO”) work and internet marketing, we believe sales will be initially supported through the Apple store and our website. The website will be set up to record all visitors automatically and billing will be handled by Apple’s extensive billing backend. This system will allow us to minimize staff, maintain efficient delivery of products, and keep records for both accounting and marketing.

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

Consulting Services

During the twelve months ended January 31, 2015, the Company commenced providing technical writing and computer assisted design services to other startups using a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. We would anticipate that this revenue will eventually diminish if we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects.

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

Financial Instrument

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of cash, accounts receivable, accounts payable, and accrued expenses, note payable, accrued interest payable and loan form director approximate fair value due to the short-term maturities of these instruments.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development Costs

Costs incurred in research and development activities are listed separately and expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2015 and 2014, the Company has no unrecognized tax benefits.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive

During the years ended January 31, 2015 and 2014, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation as their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

A smaller reporting company is not required to provide the information in this Item.

Item 8. Financial Statements and Supplementary Data.

APT Systems, Inc.

FINANCIAL STATEMENTS

With Report of Independent Registered Public Accounting Firm

For the years ended January 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

APT Systems, Inc.

San Francisco, CA 94111

We have audited the accompanying balance sheet of APT Systems, Inc. as of January 31, 2015 and 2014 and the related statements of operations, changes stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APT Systems, Inc. as of January 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Wheat Ridge, formerly Arvada, Colorado	/s/ Cutler & Co, LLC
June 5, 2015	Cutler & Co., LLC

      9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033  ~ Phone 303-968-3281  ~  Fax 303-456-7488  ~  www.cutlercpas.com

APT SYSTEMS, INC.
Balance Sheets

	January 31, 2015	January 31,2014
ASSETS

Current Assets
Cash and cash equivalents	$776	$18,830
Unbilled revenue	330	-
Total current assets	1,106	18,830

Other Assets

Software (net of $7,079 and $4,543 accumulated amortization respectively)	4,526	7,062
Web site (net of $2,080 and $1,040 accumulated amortization respectively)	-	1,040
Deferred financing costs	-	13,000
Total other assets	4,526	21,102

Total Assets	$5,632	$39,932

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$38,516	$32,858
Accrued officer compensation - convertible	75,000	15,000
Convertible note payable	50,000	50,000
Notes payable	7,189	-
Accrued interest payable	10,253	625
Loan from director	8,402	1,523
Total current liabilities	189,360	100,006

Total Liabilities	189,360	100,006

STOCKHOLDERS' DEFICIT

Preferred stock $0.001 par value, 10,000,000 shares authorized; None issued as of January 31, 2015 and 2014, respectively	-	-
Common stock $0.001 par value, 90,000,000 shares authorized; 8,915,000 and 8,830,000 shares issued and outstanding as of and January 31, 2015 and 2014, respectively.	8,915	8,830
Additional paid-in capital	104,585	87,670
Accumulated deficit	(297,228)	(156,574)
TOTAL STOCKHOLDERS' DEFICIT	(183,728)	(60,074)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,632	$39,932

The accompanying notes are an integral part of these audited financial statements.

APT SYSTEMS, INC
Statements of Operations

	Year Ended	Year Ended
	January 31, 2015	January 31, 2014

Revenue
Consulting revenue	$13,540	$-
E-book sales	34	39
Total Revenue	13,574	39

Cost of Revenue
Contract labor - related party	11,450	-
Total Cost of Goods Sold	11,450	-

Gross Profit	2,124	39

Operating (Income) Expenses
Accounting	12,975	13,300
Write off of deferred finance costs	11,500	-
Amortization	3,576	3,576
Compensation to officer	60,000	15,000
Consulting services	-	350
Consulting services - related party	-	1,000
General and administrative	23,990	27,304
Legal	62,750	12,250
Research & development	-	2,928
Total Operating (Income) Expenses	174,791	75,708

Net Operating Income (Loss)	(172,667)	(75,708)

Other Income (Expense)
Gain on settlement of accounts payable by loan issuance	5,242	-
Gain on settlement of accounts payable for stock	38,250	-
Interest expense	(11,479)	(1,731)
Interest income	-	1
Total Other Income (Expense)	32,013	(1,730)

Net Income (Loss)	$(140,654)	$(77,399)

Earnings (Loss) per share:
basic and diluted	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding:
basic and diluted	8,886,589	8,785,512

The accompanying notes are an integral part of these audited financial statements.

APT SYSTEMS, INC
Statements of Changes in Stockholders' Deficit

			Additional
	Common	Stock	Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance January 31, 2013	8,694,000	$8,694	$60,606	$(79,175)	$(9,875)

Common stock issued for cash	111,000	111	22,089	-	22,200

Common stock issued for services at $0.20 per share	25,000	25	4,975	-	5,000

Net loss for the year ended January 31, 2014	-	-	-	(77,399)	(77,399)

Balance January 31, 2014	8,830,000	8,830	87,670	(156,574)	(60,074)

Common stock issued in settlement of accounts payable at $0.20 per share	85,000	85	16,915	-	17,000

Net loss for the year ended January 31, 2015	-	-	-	(140,654)	(140,654)

Balance January 31, 2015	8,915,000	$8,915	$104,585	$(297,228)	$(183,728)

The accompanying notes are an integral part of these audited financial statements.

APT SYSTEMS, INC
Statements of Cash Flows

	Year Ended	Year Ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(140,654)	$(77,399)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization expense	3,576	3,576
Write off of deferred financing costs	11,500	-
Stock issued for services	-	5,000
Gain on settlement of accounts payable by loan issuance	(5,242)	-
Gain on settlement of accounts payable for stock	(38,250)	-
Changes in operating assets and liabilities:
(Increase) in unbilled revenue	(330)	-
Increase in accounts payable and accrued expenses	77,967	9,522
Increase in accrued officer compensation	60,000	15,000

Net cash provided by (used in) operating activities	(31,433)	(44,301)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder	6,879	1,503
Issuance of short-term notes payable	5,000	50,000
Issuance of common stock for cash	-	22,200
Decrease (increase) in deferred financing costs	1,500	(13,000)
Net cash provided by financing activities	13,379	60,703

Net change in cash and cash equivalents	(18,054)	16,402

Cash and cash equivalents at beginning of period	18,830	2,428

Cash and cash equivalents at end of period	$776	$18,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :

Interest	$1,812	$-
Income Taxes	$-	$-

Equity Securities issued for services:

Loan issued settlement of accounts payable	$2,189	$-

Stock issued settlement of accounts payable	$17,000	$-

Stock issued for services	$-	$5,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2015 and 2014

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

During the twelve months ended January 31, 2015, the Company commenced providing technical writing and computer assisted design services to other startups using a contractor, a related person (family member to the Chief Executive Officer, to generate certain additional revenues. We would anticipate that this revenue will diminish if we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We have chosen to adopt the ASU early for the Company’s financial statements as of July 31, 2014. Adoption of this pronouncement has impacted the Company by eliminating the requirement to report inception to date financial information previously required.

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

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2015 and 2014

Foreign Currency Transactions

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development Costs

Any costs incurred in research and developments are listed separately and expensed as incurred.

Deferred Financing Costs

Costs with respect to issue of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized as debt discount over the term of any debt funding if successful or expensed if the proposed equity or debt transaction is unsuccessful.

As of fiscal years ended January 31, 2015 and 2014, the Company had refundable deposits outstanding of $11,500 and $13,000, respectively.  The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement.  The deposits are refundable for non-performance.  As of the date of this report, neither the bridge loan nor the private placement had been secured.

To date, one consulting firm has refunded to the Company $1,500 of the $4,000 that they were paid as part of their obligation to refund amounts on deposit for non-performance under the agreements.  As of January 31, 2015, no successful equity or debt funding is expected to arise from these payments and as repayment of the remaining amounts owed to the Company on these agreements is uncertain $11,500, or 100% of the outstanding balance of the deferred financing costs, have been written off effective January 31, 2015.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2015 and 2014

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs during for the years ended January 31, 2015 and 2014.

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

The recorded amounts of financial instruments, including cash, unbilled revenue, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of January 31, 2015 and 2014 due to the short term maturities of these financial instruments.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2015 and 2014, the Company has no unrecognized tax benefits.

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

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2015 and 2014

Basic and Diluted Net Income (Loss) per Share - continued

During the years ended January 31, 2015 and 2014, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation as their effect would have been anti-dilutive.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 7 – Stockholders’ Deficit below.  As of the fiscal years ended January 31, 2015 and 2014, no stock options had been issued or were outstanding.

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

Business Segments

The Company believes that its activities during the twelve months ended January 31, 2015 and 2014 comprised a single segment.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2015 presentation.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2015 and 2014

3.  GOING CONCERN AND LIQUIDITY

At January 31, 2015 the Company had cash of $776, insufficient revenue to meet its ongoing operating expenses, liabilities of $189,360, accumulated losses of $297,228 and a shareholders’ deficit of $183,728.

In the audited financial statements for the fiscal years ended January 31, 2015 and 2014, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

These audited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its software raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with, loans from directors and, or, the sale shares of common stock. There is no assurance that this series of events will be satisfactorily completed.

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

As of January 31, 2015 and January 31, 2014, the Company owed the President $8,402 and $1,523 respectively by way of loans. The loans are unsecured, due on demand and interest free.

During the twelve months ended January 31, 2015, the Company commenced providing technical writing and computer assisted design services to other startups provided by a contractor, a related person (family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $11,450 to the related party consultant in respect of the provision of these services during the twelve months ended January 31, 2015 (2014 – $0).

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a non specified period of time. As of January 31, 2015, Mr. Gagnon is not scheduled to resume his duties unless otherwise agreed to in writing.  Mr. Gagnon was paid a $0 and $1,000 during the years ended January 31, 2015 and 2014, respectively.  No balance was owed to Mr. Gagnon by us as of January 31, 2015.

5.  CONVERTIBLE NOTE PAYABLE

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000  This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently a further extension to May 31, 2015.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2015 and 2014

5.  CONVERTIBLE NOTE PAYABLE (Continued)

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

At January 31, 2015 and 2014 accrued interest was $10,126 and $625 respectively.  Interest expense at January 31, 2015 and 2014 was $9,501 and $625, respectively.

6. NOTES PAYABLE

In November 21, 2014, the Company received $5,000 by way of unsecured short-term loan from a non-related party for a term of six months at 10% interest due upon repayment  Accrued interest of $118 and $0 is included in the financial statements as of January 31, 2015 and 2014, respectively.

The Company entered into a new stock transfer agreement dated November 19, 2014 with Pacific Stock Transfer.  As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid by the Company in installments of $250 per month beginning on January 3, 2015.  Accordingly we recognized a $5,242 gain of the settlement of this $7,430 balance of accounts payable by assuming a loan of $2,189. Interest at 5% per annum accrues on the unpaid balance of the loan for each month.  For fiscal year ended January 31, 2015 and 2014, accrued interest on this short-term loan was $9 and $0, respectively.

7.  COMMITMENTS AND CONTINGENCIES

On July 8 2014, the Company entered into an agreement to issue 100,000 shares of its common stock as a deposit for an option to acquire 100% of the issued share capital of AZUR Universal Inc., subject to certain terms and conditions. As at the date of this report certain due diligence remains to be completed, no shares have been issued as yet and no liability for this potential future issuance has been recognized in these financial statements

8.  SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share.

No shares of preferred stock were issued or outstanding during the fiscal years ended January 31, 2014 and 2013.

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2015 and 2014

8.  SHAREHOLDERS’ DEFICIT (Continued)

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

In January of 2014, the Company authorized the issuance of 10,000 shares of the Company’s common stock at $0.20 per share to one non-U.S. investor for $2,000 cash or $0.20 per share. These shares were issued pursuant to the exemption from registration provided by Regulation S of the Securities Act in that they were issued to a non U.S. personfor total cash proceeds of $2,000.

On June 4, 2014, the Company issued 85,000 shares of its common stock to settle a liability of $55,250 for legal services provided to it by an attorney. The Company estimated the fair value of these shares to be $17,000, or $0.20 per share, based on its most recent cash sale of shares of its common stock. Accordingly the Company recognized a gain of $38,250 on the sale of settlement of the accounts payable to the Attorney.

As of January 31, 2015, there are a total of 8,915,000 of the Company’s common shares issued and outstanding.

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options.  The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.  As of January 31, 2015 and 2014, no options have been issued under this Plan.

9.   INCOME TAXES

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

The provision for federal income tax consists of the following for the periods ending:

	January 31, 2015	January 31, 2014
Federal income tax benefit attributed to:
Net operating loss	$(47,822)	$(26,316)
Valuation	47,822	26,316
Net benefit	$-	$-

 APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2015 and 2014

9.   INCOME TAXES (Continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows

	January 31, 2015	January 31, 2014
Deferred tax attributed:
Net operating loss carryover	$101,057	$53,235
Less: change in valuation allowance	(101,057)	(53,235)
Net deferred tax asset	$-	$-

At January 31, 2015 and 2014, the Company had an unused net operating loss carry-forwards approximating $297,228 and $156,574, respectively that are available to offset future taxable income. The loss carry-forwards will start to expire in 2031.

In assessing the reliability of the deferred tax assets at January 31, 2015 and 2014 of $101,057 and $53,235, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, the Company concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, the Company has established a full reserve against this asset. The valuation allowance was $101,057 and $53,235 as of January 31, 2015 and 2014, respectively.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2015 and 2014, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. The tax years for 2010 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

10. SUBSEQUENT EVENTS

On April 17, 2015, APT Systems, Inc. received $5,000 in additional short-term borrowing from the holder of the Convertible Note Payable, Donald Meador.  This is a 60 day demand note.  There is no interest rate currently stated in the agreement.  Interest will be waived entirely if repayment is made on time.

The Company executed a short-term lending arrangement with Raymond C. Dove on April 30, 2015.  The effective date of the loan is May 1, 2015.  The loan amount is $25,000 with interest at 5% per annum.  Repayment or both principal and interest is due and payable on or before December 4, 2015.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through the date of available issuance of these audited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of January 31, 2015, our internal control over financial reporting was not effective based on those criteria.

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

Inherent Limitations Over Internal Controls.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Positions and Offices Held

Glenda Dowie	58	Director, President, Chief Executive Officer

Joseph Gagnon	57	Director, Secretary, Chief Technology Officer

Carl Hussey	63	Director, Treasurer, Chief Financial Officer

Glenda Dowie has been President, Chief Executive Officer and a Director of the Company since inception. She is a full-time equities trader. She is the President and Founder of the stock trading site TraderZone.com and its affiliated newsletter-inspired BuyZoneReview.com. For the past nine years, she has focused her energy and talents on stock trading indicators, refining her methodology for active trading and developing formulas that capture market momentum. During the past five years, Ms. Dowie has worked for two companies that she owns: The TraderZone Corporation and MTM Research, Inc. Ms. Dowie is the manager and director of TraderZone. Ms. Dowie has shared her experience through Published Articles on Investopedia (division of Forbes) as well as published a book entitled “6 Steps to Buying a Winning Stock” available through the Apple Store.

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

Committees of the Board of Directors

There is a new committee consisting of the Board of Directors formed January 31, 2015.  Going forward into the new fiscal year, the Audit Committee can review, add policies and procedures; further, it will seek to add new members.

Audit Committee Financial Expert

The Board of Directors does not have does not have an “audit committee financial expert,” as such term is defined in Item 401(h)(2) of Regulation S-K.

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

Code of Ethics

Our board of directors has adopted a general code of ethics guideline. All directors, officers and employees of the Company must comply with the law and regulations and must act honestly and in good faith with a view to the best interests of the Company in exercising their powers and discharging their duties. Any director or officer of the Company shall disclose in writing or request to have it entered into the minutes of Board of Directors’ meeting or any of the committees of the directors the nature and extent of any interest in a material contract or a material transaction, whether made or proposed, as soon as the director or officer becomes aware of such a contract or transaction. In the event of such a case, the director shall abstain from voting on any resolution to approve such a contract or transaction.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended January 31, 2015 and 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Technology Officer, and our Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards (1) ($)	All Other Compensation	Total ($)

Glenda Dowie	2015	$60,000	0	0	0	$60,000
Chief Executive Officer	2014	$15,000	0	0	0	$15,000

Joseph Gagnon	2015	0	0	0	0	0
Chief Technology Officer	2014	0	0	0	0	0

Carl Hussey	2015	0	0	0	0	0
Chief Financial Officer	2014	0	0	0	0	0

(1)

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Dowie on an ongoing basis.  As of January 31, 2015, accrued officer compensation was $75,000.  The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  Ms. Dowie can elect at any time to convert some, or all, of her accrued compensation into shares of the Company as determined by the Board of Directors in consultation with its legal advisors.  Market price will be the publicly quoted share price, when such a publicly quoted price becomes available. or the last cash price the Company received for the sale of its common shares.

Outstanding Equity Awards at the End of the Fiscal Year

No equity compensation has been paid under the Plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix compensation of directors.  No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

No other officers of the Company have current employment agreements effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Glenda Dowie on an ongoing basis.  As of January 31, 2015 and January 31, 2014 accrued officer compensation was $75,000 and $15,000 respectively.  The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company as determined by the Board of Directors in consultation with its legal advisors.  Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of June 5, 2014, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of June 5, 2014. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 8,915,000 shares of common stock outstanding as of June 5 2014 plus, for each individual, any securities that individual has the right to acquire within 60 days of June 5, 2014.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Glenda Dowie (3)	5,000,000	56.6%
505 Montgomery Street,
11th Floor
San Francisco, CA 94111

Joseph Gagnon (3)	200,000	2.3%
505 Montgomery Street,
11th Floor
San Francisco, CA 94111

Carl Hussey (3)	200,000	2.3%
505 Montgomery Street,
11th Floor
San Francisco, CA 94111

All Officers and Directors as a Group (two persons)	5,400,000	61.2%

Mark Anderson	500,000	5.7%

Donald Meador	450,000	5.1%

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3) An officer and director of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis.  As of January 31, 2015 accrued officer compensation was $75,000.  The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion.  Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares.

As of January 31, 2015 and 2014, the Company owed the President $8,402 and $1,523, respectively, by way of loan. The loan is unsecured, due on demand and interest free.

During the twelve months ended January 31, 2015, the Company commenced providing technical writing and computer assisted design services to other startups provided by a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $11,450 to the related party consultant in respect of the provision of these services during the twelve months ended January 31, 2015 (2014 – $0).

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a specified period of time. As of January 31, 2014, Mr. Gagnon is not scheduled to resume his duties unless otherwise agreed to in writing.  Mr. Gagnon was paid a $0 and $1,000 during the years ended January 31, 2015 and 2014, respectively.  No balance was owed to Mr. Gagnon by the Company as of January 31, 2015.

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

We do not currently have a separately designated nominating or compensation committee but have created an audit committee.

Item 14: Principal Accountant Fees and Services.

Audit Fees

For the Company’s fiscal year ended January 31, 2015 and 2014, we were billed approximately $9,500 and $9,500, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended January 31, 2015 and 2014, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company’s fiscal years ended January 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2015 and 2014.

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

Currently our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered. An Audit Committee was created on January 31, 2015 to better manage the audit process.

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

*Previously filed with Form S-1 Registration Statement, on May 23, 2012

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
Carl Hussey, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	June 5, 2015
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technology Officer and Director	June 5, 2015
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	June 5, 2015
,Carl Hussey	Title	Date