Form 10-K/A
period 2015-01-31
APT Systems Inc
filed 2015-06-19
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

APT Systems, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended January 31, 2015, solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

The following documents were filed as part of the Annual Report on Form 10-K filed with the SEC on June 5, 2015.

(1)

Financial Statements: Our following financial statements were included in a separate section of the Annual Report on Form 10-K filed with the SEC on June 5, 2015 commencing on the pages referenced below:

APT Systems, Inc. Financial Statements

(2)

Financial Statement Schedules: All financial statement schedules called for under Regulation S-X are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in the Annual Report on Form 10-K filed with the SEC on June 5, 2015.

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	June 19, 2015
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technology Officer and Director	June 19, 2015
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	June 19, 2015
,Carl Hussey	Title	Date

5