Form 10-Q
period 2015-04-30
APT Systems Inc
filed 2015-07-21
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________________________________________________________________

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2015

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

_______________________________________________________________________________

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

As of July 20, 2015, registrant had outstanding 8,915,000 shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

ii

PART I  FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “APT Systems,” “APT,” “the Company,” “we,” “us,” and “our,” refer to APT Systems, Inc., a Delaware corporation.

ITEM 1. FINANCIAL STATEMENTS

 _______________________________________________________________________

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended April 30, 2015 and 2014

_________________________________________________________________________

 APT Systems, Inc.

Condensed Financial Statements

(Unaudited)

APT SYSTEMS, INC.
Condensed Balance Sheets

	(Unaudited)	(Audited)
	April 30, 2014	January 31,2015
ASSETS

Current Assets
Cash and cash equivalents	$2,163	$776
Unbilled revenue	2,250	330
Total current assets	4,413	1,106

Fixed Assets
Web site (net of $2,080 (unaudited) and $2,080 accumulated amortization respectively)	-	-
Software (net of $7,713 (unaudited) & $7,543 accumulated amortization respectively)	3,892	4,526
Net book value	3,892	4,526

Total Assets	$8,305	$5,632

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$43,459	$38,516
Convertible accrued officer compensation	90,000	75,000
Convertible notes payable	50,000	50,000
Notes payable	12,189	7,189
Accrued interest payable	12,816	10,253
Loan from director	8,231	8,402
Total current liabilities	216,695	189,360

Total Liabilities	216,695	189,360

STOCKHOLDERS' DEFICIT

Preferred stock $0.001 par value, 10,000,000 shares authorized;
None issued as of April 30, 2015 (unaudited) and January 31,2015 respectively	-	-
Common stock $0.001 par value, 90,000,000 shares authorized;
8,915,000 shares issued and outstanding as of April 30, 2015 (unaudited) and January 31, 2015 respectively.	8,915	8,915
Additional paid-in capital	104,585	104,585
Accumulated deficit	(321,890)	(297,228)
TOTAL STOCKHOLDERS' DEFICIT	(208,390)	(183,728)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,305	$5,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Condensed Statements of Operations

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	April 30, 2015	April 30, 2014

Revenue
Consulting revenue	$9,513	$-
E-book sales	-	17
Total Revenues	9,513	17

Cost of Goods Sold
Contract labor – related party	7,002	-
Total Cost of Goods Sold	7,002	-

Gross Profit	2,511	17

Operating Costs
Accounting	6,250	6,000
Amortization	634	894
Compensation to officer	15,000	15,000
General and administrative	1,626	4,436
Legal	-	62,750
Total Operating Costs	23,510	89,080

Net Operating Loss	(20,999)	(89,063)

Other Income (Expense)
Interest expense	(3,663)	(2,724)
Total Other Income (Expense)	(3,663)	(2,724)

Net Income(Loss)	$(24,662)	$(91,787)

Earnings per share:
basic and diluted	$(0.00)*	$(0.01)

Weighted average number of
common shares outstanding:
basic and diluted	8,915,000	8,830,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Condensed Statements of Changes in Stockholders' Deficit

			Additional
	Common	Stock	Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance January 31, 2014 (Audited)	8,830,000	$8,830	$87,670	$(156,574)	$(60,074)

Common stock issued in settlement of accounts payable at $0.20 per share	85,000	85	16,915	-	17,000

Net loss for the year ended January 31, 2015	-	-	-	(140,654)	(140,654)

Balance January 31, 2015 (Audited)	8,915,000	$8,915	$104,585	$(297,228)	$(183,728)

Net loss for the period ended April 30, 2015 (Unaudited)	-	-	-	(24,662)	(24,662)

Balance April 30, 2015 (Unaudited)	8,915,000	$8,915	$104,585	$(321,890)	$(208,390)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Condensed Statements of Cash Flows

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	April 30, 2014	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(24,662)	$(91,787)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization expense	634	894
Changes in operating assets and liabilities:
Increase in unbilled revenue	(1,920)	-
Increase in accounts payable and
accrued expenses	7,506	56,570
Increase in accrued officer compensation	15,000	15,000

Net cash provided by (used in) operating activities	(3,442)	(19,323)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of loan from director	(2,470)	(5,750)
Loan from director	2,299	9,000
Issuance of short-term note payable	5,000	-
Net cash provided by financing activities	4,829	3,250

Net change in cash and cash equivalents	1,387	(16,073)

Cash and cash equivalents at beginning of period	776	18,830

Cash and cash equivalents at end of period	$2,163	$2,757

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :

Interest	$1,100	$408
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2015 AND 2014

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

While management works to deliver stock trading software, it is also seeking to strategically acquire other compatible financial businesses which demonstrate strong growth potential stemming from a solid business plan.

In the fiscal year ending January 31, 2015, the Company commenced providing technical writing and computer assisted design services to other startups using a contractor, a related person (family member to the Chief Executive Officer), to generate certain additional revenues. We would anticipate that this revenue will diminish if we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects.

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada and will continue to do so for the foreseeable future. The requirement to file is a result of the Issuer being deemed a reporting issuer under MI 51-105 as advised by the Alberta Securities Commission.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the three months ended April 30, 2015 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2016.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2015 included in our Form 10-K filed with the SEC.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development Stage Company Cont.

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

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Consequently this additional disclosure has not been presented in these financial statements

Use of Estimates and Assumptions

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable, accrued expenses, not payable and loan from director approximate their market values as of April 30, 2015 and January 31, 2015 due to the intended short term maturities of these financial instruments.

Software

The Company has software that it uses for the development of certain mobile phone applications. The software and any upgrades are being amortized over useful lives ranging from 3 – 5 years.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the three month periods ended April 30, 2015 and 2014, the Company had paid refundable deposits of $13,000 and $0, respectively.  The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement.  The deposits are refundable for non-performance.  As of the date of this report, neither the bridge loan nor the private placement had been secured.

During the year ended January 31, 2015, one consulting firm refunded to the Company $1,500 of the $4,000 that they were paid as part of their obligation to refund amounts on deposit for non-performance under the agreements.  As of January 31, 2015, collection of the remaining amounts owed to the Company on these agreements was uncertain, therefore, $11,500, or 100% of the outstanding balance of the deferred financing costs, was written off effective January 31, 2015.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At April 30, 2015 and 2014, the Company has no unrecognized tax benefits.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs during the three months ending April 30, 2015 and 2014.

Research and Development Costs

Costs incurred in research and developments are expenses as incurred.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 7 – Stockholders’ Deficit below.  During the three month periods ended April 30, 2015 and 2014, no stock options had been issued or outstanding.

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

The comprehensive loss was identical to the net loss for the three months ended April 30, 2015 and 2014.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the three month ended April 30, 2015 and 2014, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation; as such an inclusion would have been anti-dilutive due to the losses incurred in both periods.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2015 presentation.

Business Segments

The Company believes that its activities during the three month periods ended April 30, 2015 and 2014 comprised a single segment.

Recently Issued Accounting Pronouncements

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

3.  GOING CONCERN AND LIQUIDITY

As of April 30, 2015, the Company had cash of $2,163, insufficient revenue to meet its ongoing operating expenses, liabilities of $216,695, accumulated losses of $321,890 and a shareholders’ deficit of $208,390.

In the audited financial statements for the fiscal years ended January 31, 2015 and 2014, the Reports of our Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the three months ended April 30, 2015 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include adjustments that may be necessary if the Company is unable to continue as a going concern.

4.  RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of April 30, 2015 and January 31, 2015, was $90,000 and $75,000 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock as determined by the Board of Directors in consultation with its legal advisors. Market price will be considered the publicly quoted share price, either when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares.

As of April 30, 2015 and January 31, 2015, the Company owed the President $8,231 and $8,402 respectively by way of loans. The loans are unsecured, due on demand and interest free.

During the twelve months ended January 31, 2015, the Company commenced providing consulting, technical writing and computer assisted design services to other startups provided by a contractor, a related person (family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $7,002 and $0 to the related party contractor in respect of the provision of these services during the three months ended April 30, 2015 and 2014, respectively.

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a specified period of time. As of April 30, 2014, Mr. Gagnon is not scheduled to resume his duties unless otherwise agreed to in writing No balance was owed to Mr. Gagnon by the Company as of April 30, 2015 or January 31, 2015.

5.  CONVERTIBLE NOTE PAYABLE

On January 8, 2014, the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000  This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The note was initially due and payable on May 7, 2014. The Company secured an initial extension of term of the convertible note to January 29, 2015 and subsequently a further extension to May 31, 2015.

The Note, but none of the accrued unpaid interest thereon, may convert into equity securities of the Company at the option of the holder if the Company issues equity securities and any other indebtedness in aggregate with gross proceeds of $1,200,000, including conversion of the Note (a “Qualified Financing”).

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

5.  CONVERTIBLE NOTE PAYABLE (continued)

No value has been assigned to the conversion feature attached to this convertible note payable as the possibility of the Company completing such a Qualifying Financing or completing a sale of the Company was, and continues to be, considered to be extremely remote.

Accrued interest payable as of April 30, 2015 and January 31, 2015 was $12,251 and $10,126, respectively.  Interest expense for the three months ended April 30, 2015 and 2014 were $2,395 and $2,316 respectively.

As disclosed in Note 10 Subsequent Events below, the convertible note payable and accrued interest was scheduled for repayment on May 31, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date and accordingly we went into default under the terms of this convertible note payable on May 31, 2015. We had entered into discussions with the convertible noteholder prior to May 31, 2015 to extend the term of the convertible note payable and effective June 29, 2015 we received confirmation  that we had reached agreement with the convertible noteholder to further extend the term of the convertible note payable to July 31, 2015. There can be no assurance that we will be able to reach a further agreement to extend or amend the terms of the convertible note payable with the convertible noteholder or that we will be able to raise the funding necessary to repay the balance due under the convertible note payable.

6.  NOTES PAYABLE

In November 21, 2014, the Company received $5,000 by way of unsecured short-term loan from a non-related party for a term of six months at 10% interest due upon repayment  Accrued interest of $240 and $118 is included in the financial statements as of April 30, 2015 and January 31, 2015, respectively. As disclosed in Note 10 Subsequent Events below, the note payable and accrued interest was scheduled to be repaid on May 21, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date and accordingly we went into default under the terms of this note payable on May 21, 2015 and the liability remains outstanding in full as of the date of the issuance of this report. Accordingly we continue to be in default under the terms of this note payable as of the date of this issuance of this report. We have had discussions with the holder of the note payable to extend the term of the note payable but as yet have not signed any agreement to extend or amend the terms of the note payable. There can be no assurance that we will be able to reach an agreement to extend or amend the terms of the note payable with the noteholder or that we will be able to raise the funding necessary to repay the balance due under the note payable. The initiation of any collection action by this noteholder could affect our ability to execute on our business plan and operations.

The Company entered into a new stock transfer agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Accordingly we also recognized a $5,242 gain of the settlement of this $7,430 balance of accounts payable by assuming a loan of $2,189. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of April 30, 2015 and January 31, 2015, accrued interest on this loan was $46 and $9, respectively. As on April 30, 2015, and as of the date of the date of the issuance of this report, we have not had the funds to made any payments under the term of this agreement and consequently were in default under the terms of this agreement as of April 30, 2015 and continue to be in default under the terms of this agreement as of the date of the issuance of this report. There can be no assurance that we will be able to reach a further agreement to extend or amend the terms of the agreement or that we will be able to raise the funding necessary to repay the balance due under this agreement. The initiation of any collection action by this creditor could affect our ability to execute on our business plan and operations.

On April 17, 2015, APT Systems, Inc. received $5,000 in additional short-term borrowing from the holder of the Convertible Note Payable, Mr. Donald Meador. This was a 60 day demand note. As disclosed in Note 10 Subsequent Events below, the note payable was scheduled to be repaid on June 16, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date and accordingly we went into default under the terms of this note payable on June 16, 2015. We had entered into discussions prior to the due date to extend the term of the note payable and effective June 29, 2015 we received confirmation that we had reached agreement with the noteholder to further extend the term of the note payable to July 31, 2015. There can be no assurance that we will be able to reach a further agreement to extend or amend the terms of the note payable with the noteholder or that we will be able to raise the funding necessary to repay the balance due under the note payable.

7.  COMMITMENTS AND CONTINGENCIES

On July 8, 2014, the Company entered into an agreement to issue 100,000 shares of its common stock as a deposit for an option to acquire 100% of the issued share capital of AZUR Universal Inc., subject to certain terms and conditions. As at the date of this report certain due diligence remains to be completed, no shares have been issued as yet and no liability for this potential future issuance has been recognized in these financial statements. It is anticipated these shares will be issued within the terms and timelines of the agreement.

7.  COMMITMENTS AND CONTINGENCIES (Continued)

The Company executed two short-term lending arrangements with non-related party, Mr. Raymond C. Dove, on April 30, 2015.  The effective dates of the loans are May 1, 2015 and June 22, 2015.  The loan amounts are $25,000 and $3,000, respectively, with interest accruing at 5% per annum.  Repayment is in one lump sum due and payable on or before December 4, 2015.

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission. It is not possible to determine the amount of these potential liabilities at this time.

8.  SHAREHOLDERS’ DEFICIT

PREFERRED SHARES

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding during the three months ended April 30, 2015 and 2014.

COMMON SHARES

The Company is authorized to issue 90,000,000 shares of common stock, par value $0.001 per share.

No shares of common stock were issued during the three months ended April 30, 2015 or 2014.

As of April 30, 2015, there are a total of 8,915,000 of the Company’s common shares issued and outstanding

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options.  The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.  As of April 30, 2015 and January 31, 2015, no options have been issued or are outstanding under this Plan.

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

The provision for refundable federal income tax consists of the following for the periods ending:

	April 30, 2015	April 30, 2014
Federal income tax benefit attributed to:
Net operating loss	$(8,385)	$(31,208)
Valuation	8,385	31,208
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2015	January 31, 2015
Deferred tax attributed:
Net operating loss carryover	$109,442	$101,057
Less: change in valuation allowance	(109,442)	(101,057)
Net deferred tax asset	$-	$-

At April 30, 2015, the Company had an unused net operating loss carry-forward approximating $321,890 that is available to offset future taxable income; the loss carry-forward will start to expire in 2030.

10.  SUBSEQUENT EVENTS

The Company received two short-term unsecured loans from a non-related party. The effective dates of the loans are May 1, 2015 and June 22, 2015. The loan amounts are $25,000 and $3,000, respectively, with interest accruing at 5% per annum. Repayment is in one lump sum due and payable on or before December 4, 2015.

As disclosed in Note 6 Notes Payable above, on November 21, 2014, the Company received $5,000 by way of unsecured short-term note payable from a non-related party for a term of six months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date and accordingly we went into default under the terms of this note payable on May 21, 2015 and the liability under this note payable remains outstanding in full as of the date of the issuance this report. Accordingly we continue to be in default under the terms of this note payable as of the date of the issuance of this report. We have had discussions with the holder of the note payable but as yet have not signed any agreement to extend or amend the terms of the note payable. There can be no assurance that we will be able to reach an agreement to extend or amend the terms of the note payable with the noteholder or that we will be able to raise the funding necessary to repay the balance due under the note payable. The initiation of any collection action by this noteholder may affect our ability to execute on our business plan and operations.

As disclosed in Note 5 Convertible Note Payable above, on January 8, 2014, the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000 This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The note was initially due and payable on May 7, 2014. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently a further extension to May 31, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date and accordingly we went into default under the terms of this convertible note payable on May 31, 2015. We had entered into discussions with the convertible noteholder prior to the due date to extend the term of the convertible note payable and effective June 29, 2015, we received confirmation that we had reached agreement with the noteholder to further extend the term of the convertible note payable to July 31, 2015. There can be no assurance that we will be able to reach a further agreement to extend or amend the terms of the convertible note payable with the noteholder or that we will be able to raise the funding necessary to repay the balance due under the convertible note payable.

As disclosed in Note 6 Notes Payable above, on April 17, 2015, APT Systems, Inc. received $5,000 as a short-term loan from the holder of the Convertible Note Payable, Mr. Donald Meador. This was a 60 day demand note. There is no interest rate currently stated in the agreement.   The loan was scheduled to be repaid on July 16, 2015. However, we did not have the funds to make any repayment on the scheduled date and accordingly we went into default under the terms of this note payable on June 16, 2015. We had entered into discussions prior to the due date to extend the term of the note payable and effective June 29, 2015, we received confirmation that we had reached agreement with the noteholder to further extend the term of the note payable to July 31, 2015. There can be no assurance that we will be able to reach a further agreement to extend or amend the terms of the note payable with the noteholder or that we will be able to raise the funding necessary to repay the balance due under the note payable.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through the date of available issuance of these financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

Overview and History

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010. The Company has not as yet generated significant sales revenues as its key products are still under development. Its limited start-up operations have consisted of the formation of the Company, development of its business plan, identification of its target market and limited research towards the development of its software products. During the twelve months ended January 31, 2015, the Company commenced providing technical writing and computer assisted design services to other startups using a contractor, a related person (family member to the Chief Executive Officer, to generate certain additional revenues. We would anticipate that this consulting revenue will eventually diminish entirely if we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects. Upon obtaining approval for electronic trading of our symbol, we plan on raising additional funds by issuing shares but do not rule out the possibility of additional loans. However, there is no guarantee we will be successful in raising sufficient funding to progress with the implementation of our business plan.

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

Needs Assessment

Management believes the principal growth area in the personal computer market today is that of Smartphones and portable tablet devices.  These mobile devices usually allow full time internet connectivity which makes them an ideal stage for a mobile equity-trading platform. Instead of merely porting existing software to allow on-the-go research and trading, we envision for our future products an information-dense and interactive display of the financial markets. At this time, we believe that the future interactive display will include three dimensional imaging that we intend to use to provide financial information in new ways that can better assist novice users learning about publicly traded companies and those users who are trading equities.

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

Contracted Consultants

We currently have one consultant under contract. Mr. Gagnon is the only officer with a formal consulting agreement. Per the terms of the agreement Mr. Gagnon, in his position as the Chief Technology Officer, is paid a minimum of $2,500 per month for services writing technical documents while the Company awaits full funding. As of June 15, 2012, Mr. Gagnon took a leave of absence from his role under the consulting agreement; however, he will continue to serve as an officer and director of the Company during his leave of absence. Our other officers and directors currently provide some services on a consultant basis without compensation. Based upon the amount of the proceeds from additional sales of our common stock, other future employees and directors may receive salaries. Once we generate sufficient revenue, future salaries will be evaluated at that time

 Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Dowie on an ongoing basis.  As of January 31, 2015, accrued officer compensation was $90,000.  The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  Ms. Dowie can elect at any time to give notice to convert some, or all, of her accrued compensation into shares of the Company’s common stock as determined by the Board of Directors and its legal advisors.

During the three months ended April 30, 2015, the Company continued providing technical writing and computer assisted design services to other startups provided by a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $7,002 and $0 to the related party contractor in respect of the provision of these services during the three months ended April 30, 2015 and 2014.

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

Research and Development

We have spent $0 and $0 respectively in the three months ended April 30, 2015 and 2014, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

For the Three Months Ended April 30, 2015 Compared to the Three Months Ended April 30, 2014

Revenue

The Company generated $9,513 in consulting revenue in the three months ended April 30, 2015 compared to $0 of revenue in the three months ended April 30, 2014, and $0 book revenues compared to $17 in three months ending April 30, 2014. As a startup company, we have generated only nominal revenue that does exceed our expenses.

Cost of Revenue

During the three months ended April 30, 2015 the Company paid $7,002 in contract labor – related party, associated with the consulting revenue generated for the same time period, as compared with $0 for the three months ended April 30, 2014, an increase of $7,002 or 100%.We had not begun providing consulting services during the three months ended April 30, 2014.

Operating Expenses

Operating expenses were $23,510 for the three month period ended April 30, 2015 compared to $89,080 for the three month period ended April 30, 2014, a decrease of $65,570. The decrease was primarily due a reduction in legal fees from $62,750 to $0 for the period. The legal fees incurred in the three months ended April 30, 2014 primarily related to the preparation of the Company’s form 10K for the year ended January 31, 2014. We did not use external attorneys in the preparation of the Company’s form 10K for the year ended January 31, 2015 and consequently we did not incur any comparable legal fees during the three months ended April 30, 2015. .

Operating Loss

We incurred an operating loss of $20,999 in the three months ended April 30, 2015 compared to an operating loss of $89,063 for the three months ended April 30, 2014, and decrease of $68,064 or 76%, due to the factors described above.

Interest Expense

We incurred an interest expense of $3,663 in the three month period ended April 30, 2015 compared to interest expense $2,724 for the three month period ended April 30, 2014, an increase of $939. On January 8, 2014, we executed an unsecured short-term convertible note payable in the amount of $50,000.  Interest accrues at 19% per annum.  In addition we continued to fund some of our expenditures on credit cards, and have executed certain new short-term notes at varying interest rates as described in Note 6 Notes Payable in the condensed unaudited financial statements presented above..

Net Loss

In the three months ended April 30, 2015 we incurred a net loss of $24,662 compared to a net loss of $91,787 for the three months ended April 30, 2014, a decrease of $67,125 or 73%, due to the factors discussed above.

Cash flow information for the three months ended April 30, 2014 is compared to the three months ended April 30, 2013

As of April 30, 2015, the Company had cash of $2,163, insufficient revenue to meet its ongoing operating expenses, liabilities of $216,695, accumulated losses of $321,890 and a shareholders’ deficit of $208,390.

The unaudited financial statements for the three months ended April 30, 2015 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $3,442 for the three month period ended April 30, 2015. This compares to net cash used for operating activities of $19,323 for the three month period ended April 30, 2014.  During the three months ended April 30, 2014 we incurred a loss of $24,662 which was partially reduced by $634 of non-cash amortization expense and a $22,506 increase in operating liabilities, and an increase of $1,920 in unbilled revenue, to arrive at cash used in operations of $3,442. By comparison, during the three months ended April 30, 2014 we incurred a loss of $91,787 which was partially reduced by $894 of non-cash amortization expense and a $71,570 increase in operating liabilities to arrive at cash used in operations of $19,323.

Cash flows generated by (used in) investing activities were at $0 for the three month periods ended April 30, 2015 and 2014.

Cash flows provided by financing activities were $4,829 for the three month period ended April 30, 2015 which compares to cash flows provided by financing activities of $3,250 for the three month period ended April 30, 2014. During the three months ended April 30, 2015 we received $2,470 of additional loans from one of our directors, made repayments to the same director in the amount of $2,299 and received $5,000 by way of short-term note payable..  By comparison, during the three months ended April 30, 2014, we received $9,000 in loans from one of our directors and made repayments to the same director in the amount of $5,750. No shares of our common stock were sold during the three months ended April 30, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of April 30, 2015, we had cash and cash equivalents of $2,163. As of January 31, 2015, we had cash and cash equivalents of $776.

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

Plan of Operation

Our business plan is to attract additional capital and sufficient product sales, and provide services within our present organizational structure and resources, to become profitable in our operations.

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

Consulting Services

During the three months ended April 30, 2015, the Company continued providing technical writing and computer assisted design services to other startups using a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. We would anticipate that this revenue will eventually diminish if we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects.

Recently Issued Accounting Pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. Based on this assessment, management believes that as of April 30, 2015, our internal control over financial reporting was not effective based on those criteria.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended April 30, 2015 and 2014, there were no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results and none are threatened or pending to the best of our knowledge.

ITEM 1A. RISK FACTORS

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the three month periods ended April 30, 2015 or 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of April 30, 2015, we were in default under the terms of an agreement to repay $2,189, together with accrued interest at 5% per annum, to Pacific Stock Transfer in installments of $250 per month beginning on January 3, 2015.

Subsequent to April 30, 2015 we went into default under the terms of our $50,000 convertible note payable and two notes payable with principal balances of $10,000, together with the accrued interest due on all of these notes. On June 29, 2015, , we received confirmation that we had reached agreement with the convertible noteholder and one of the noteholders to further extend the term of the $50,000 convertible note payable and a $5,000 note payable to July 31, 2015. We continue to be in default under the terms of our agreement and note payable with principal balances of $7,189, together with the accrued interest.  While we have continued to hold discussions with the creditors to arrange extended payment terms, as yet we have not signed any agreement to extend or amend the terms of the agreement or the note payable. There can be no assurance that we will be able to reach an agreement to extend or amend the terms of the agreement or the notes payable with the creditors or that we will be able to raise the funding necessary to repay the balances due under the agreement or the note payable.  The initiation of any collection action by these creditors may affect our ability to execute on our business plan and operations.

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

    * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 20, 2015.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	July 20, 2015
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	July 20, 2015
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	July 20, 2015
Carl Hussey	Title	Date