Form 10-Q
period 2015-07-31
APT Systems Inc
filed 2015-10-07
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________________________________________________________________

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2015

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

As of September 21, 2015, registrant had outstanding 8,915,000 shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

ii

PART I  FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “APT Systems,” “APT,” “the Company,” “we,” “us,” and “our,” refer to APT Systems, Inc., a Delaware corporation.

ITEM 1. FINANCIAL STATEMENTS

 _______________________________________________________________________

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended July 31, 2015 and 2014

_________________________________________________________________________

 APT Systems, Inc.

Condensed Financial Statements

(Unaudited)

APT SYSTEMS, INC.
Balance Sheets

	(Unaudited)	(Audited)
	July 31, 2015	January 31, 2015
ASSETS

Current Assets
Cash and cash equivalents	$279	$776
Accounts receivable	2,055	330
Total current assets	2,334	1,106

Other Assets
Software (net of $8,191 and $7,079 accumulated amortization respectively)	3,414	4,526
Web site (net of $2,080 and $2,080 accumulated amortization respectively)	-	-
Total other assets	3,414	4,526

TOTAL ASSETS	$5,748	$5,632

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$34,438	$38,516
Accrued officer compensation	105,000	75,000
Convertible note payable	50,000	50,000
Notes payable	42,889	7,189
Accrued interest payable	15,701	10,253
Loan from director	4,790	8,402
Total current liabilities	252,818	189,360

Total Liabilities	252,818	189,360

STOCKHOLDERS' DEFICIT

Preferred stock $0.001 par value, 10,000,000 shares authorized; None issued as of July 31, and January 31, 2015, respectively	-	-
Common stock $0.001 par value, 90,000,000 shares authorized; 8,915,000 and 8,915,000 shares issued and outstanding as of July 31, and January 31, 2015, respectively.	8,915	8,915
Additional paid-in capital	104,585	104,585
Accumulated deficit	(360,570)	(297,228)
Total Stockholders' Deficit	(247,070)	(183,728)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,748	$5,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Revenue
Consulting revenue	$8,680	$-	$18,193	$-
E-book sales	-	-	-	17
Total Revenue	8,680	-	18,193	17

Cost of Revenue
Contract labor - related party	6,364	-	13,365	-
Total Cost of Goods Sold	6,364	-	13,365	-

Gross Profit	2,316	-	4,828	17

Operating (Income) Expenses
Accounting	3,650	2,225	9,900	8,225
Amortization	478	894	1,112	1,788
Compensation to officer	15,000	15,000	30,000	30,000
General and administrative	18,233	5,922	19,860	10,357
Legal	-	-	-	62,750
Gain on settlement of accounts payable for stock	-	(38,250)	-	(38,250)
Total Operating (Income) Expenses	37,361	(14,209)	60,872	74,870

Net Operating Income (Loss)	(35,045)	14,209	(56,044)	(74,870)

Other Income (Expense)
Other income	500	-	500	-
Interest expense	(4,135)	(2,887)	(7,798)	(5,611)
Total Other Income (Expense)	(3,635)	(2,887)	(7,298)	(5,611)

Net Income (Loss)	$(38,680)	$11,322	$(63,342)	$(80,464)

Earnings (Loss) per share:
basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding:
basic and diluted	8,915,000	8,886,356	8,915,000	8,886,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(63,342)	$(80,464)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization expense	1,112	1,788
Gain on settlement of accounts payable for stock	-	(38,250)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,725)	-
Increase in accounts payable and accrued expenses	1,370	62,951
Increase in accrued officer compensation	30,000	30,000
Net cash provided by (used in) operating activities	(32,585)	(23,975)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of loan from director	4,928	12,247
(Repayment) of loan from director	(8,540)	(7,195)
Issuance of short-term notes payable	35,700	-
Decrease (increase) in deferred financing costs	-	1,500
Net cash provided by financing activities	32,088	6,552

Net change in cash and cash equivalents	(497)	(17,423)

Cash and cash equivalents at beginning of period	776	18,830

Cash and cash equivalents at end of period	$279	$1,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :

Interest	$2,350	$-
Income Taxes	$-	$-

Equity Securities issued for services:

Loan issued settlement of accounts payable	$-	$-
Stock issued settlement of accounts payable	$-	$17,000
Stock issued for services	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR JULY 31, 2015

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

Going Concern Consideration

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the sale of shares of common stock. There is no assurance that these events will be satisfactorily completed.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited condensed financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the six months ended July 31, 2015 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2016.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2015 included in our Form 10-K filed with the SEC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of July 31, 2015 and January 31, 2015 due to the intended short term maturities of these financial instruments.

Software

The Company has software that it uses for the development of certain mobile phone applications. The software and any upgrades are being amortized over useful lives ranging from 3 – 5 years.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Website

The Company accounts for website development costs in accordance with ACS 350-50 “Website Development Costs”. Costs incurred to register domain names, integrate databases and add additional functionality are being amortized over 1 – 3 years. Costs incurred in general maintenance of the website or hosting costs are expensed as incurred.

Deferred Financing Costs

Costs with respect to issue of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized as debt discount over the term of any debt funding if successful or expensed if the proposed equity or debt transaction is unsuccessful.

For the six month periods ended July 31, 2015 and 2014, the Company had paid refundable deposits of $11,000 and $13,000, respectively.  The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement.  The deposits are refundable for non-performance.  As of the date of this report, neither the bridge loan nor the private placement had been secured.

During the quarter ended July 31, 2015, one consulting firm refunded to the Company $2,000 of the $4,000 that they were paid as part of their obligation to refund amounts on deposit for non-performance under the agreements.  As of July 31, 2015, collection of the remaining amounts owed to the Company on these agreements was uncertain, therefore, $11,500, or 100% of the outstanding balance of the deferred financing costs, was written off effective January 31, 2015.  Subsequently, additional funds were recovered in May in the amount of $500.00

Impairment of Long-Lived and Intangible Assets

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At July 31, 2015 and 2014, the Company has no unrecognized tax benefits.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs during the six months ending July 31, 2015 and 2014.

Research and Development Costs

Costs incurred in research and developments are expenses as incurred.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718 and 505, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 8 – Stockholders’ Deficit below.  During the six month periods ended July 31, 2015 and 2014, no stock options had been issued or outstanding.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the three and six months ended July 31, 2015 and 2014, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation; as such an inclusion would have been anti-dilutive due to the losses incurred in both periods.

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

3.  GOING CONCERN AND LIQUIDITY

As of July 31, 2015, the Company had cash of $279, insufficient revenue to meet its ongoing operating expenses, liabilities of $252,818, accumulated losses of $360,570 and a shareholders’ deficit of $247,070.

In the audited financial statements for the fiscal years ended January 31, 2015 and 2014, the Reports of our Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited condensed financial statements for the six months ended July 31, 2015 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include adjustments that may be necessary if the Company is unable to continue as a going concern.

4.  RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of July 31, 2015 and January 31, 2015, was $105,000 and $75,000 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued

As of July 31, 2015 and January 31, 2015, the Company owed the President $4,790 and $8,402, respectively by way of loans. The loans are unsecured, due on demand and interest free.

During the six months ended July 31, 2015, the Company commenced providing consulting, technical writing and computer assisted design services to other startups provided by a contractor, a related person (family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $6,364 and $13,365 and $0 to the related party contractor in respect of the provision of these services during the three and six months ended July 31, 2015 and 2014, respectively.

5.  CONVERTIBLE NOTE PAYABLE

On January 8, 2014, the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000  This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The note was initially due and payable on May 7, 2014. The Company secured an initial extension of term of the convertible note to January 29, 2015 and subsequently a further extension to December 31, 2015.

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

Accrued interest payable as of July 31, 2015 and January 31, 2015 was $15,701 and $10,253, respectively.  Interest expense was $4,135 and $7,798 for the three and six months ended July 31, 2015, and $2,887 and 5,611 for the three and six months ended July 31, 2014, respectively.

The convertible note payable and accrued interest was scheduled for repayment on May 31, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date. We had entered into discussions with the convertible noteholder prior to May 31, 2015 to extend the term of the convertible note payable and effective June 29, 2015 we received confirmation that we had reached agreement with the convertible noteholder to further extend the term of the convertible note payable to December 31, 2015. There can be no assurance that we will be able to reach a further agreement to extend or amend the terms of the convertible note payable with the convertible noteholder or that we will be able to raise the funding necessary to repay the balance due under the convertible note payable.

6.  NOTES PAYABLE

In November 21, 2014, the Company received $5,000 by way of unsecured short-term loan from a non-related party for a term of six months at 10% interest due upon repayment  Accrued interest of $366 and $118 is included in the financial statements as of July 31, 2015 and January 31, 2015, respectively. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date and accordingly we went into default under the terms of this note payable on May 21, 2015 and the liability remains outstanding in full as of the date of the issuance of this report. We have had discussions with the holder of the note payable to extend the term of the note payable until December 31, 2015 upon making an interim renewal payment of $400.00 but as yet have not signed any agreement to formally extend the note payable. There can be no assurance that we will be able to raise the funding necessary to repay the balance due under the note payable.

The Company entered into a new stock transfer agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Accordingly we also recognized a $5,242 gain of the settlement of this $7,430 balance of accounts payable by assuming a loan of $2,189. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of July 31, 2015 and January 31, 2015, accrued interest on this loan was $74 and $9, respectively. As on July 31, 2015, and as of the date of the date of the issuance of this report, we have not had the funds to make any payments under the term of this agreement and consequently were in default under the terms of this agreement as of July 31, 2015 and continue to be in default under the terms of this agreement as of the date of the issuance of this report. There can be no assurance that we will be able to reach a further agreement to extend or amend the terms of the agreement or that we will be able to raise the funding necessary to repay the balance due under this agreement. The initiation of any collection action by this creditor could affect our ability to execute on our business plan and operations.

On April 17, 2015, APT Systems, Inc. received $5,000 in additional short-term borrowing from the holder of the Convertible Note Payable, Mr. Donald Meador. This was a 60 day demand note. As disclosed in Note 10 Subsequent Events below, the note payable was scheduled to be repaid on June 16, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date.of June 16, 2015. We had entered into discussions prior to the due date to extend the term of the note payable and effective June 29, 2015, we received confirmation that we had reached agreement with the noteholder to further extend the term of the note payable to July 31, 2015 and subsequently extended the note until September 30, 2015. There can be no assurance that we will be able to reach a further agreement to extend or amend the terms of the note payable with the noteholder or that we will be able to raise the funding necessary to repay the balance due under the note payable.

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

7.  COMMITMENTS AND CONTINGENCIES (Continued)

The Company had executed three short-term lending arrangements with a non-related party, Mr. Raymond C. Dove, by July 31, 2015.  The effective dates of the loans are May 1, 2015 and June 22, 2015 and June 27, 2015.  The loan amounts are $25,000 and $3,000 and $2,700.00, respectively, with interest accruing at 5% per annum.  Accrued interest of $18 and $12, respectively is included in the financial statements as of July 31, 2015.  Repayment is in one lump sum due and payable on or before December 4, 2015 and December 31, 2015, respectively.

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission. The Company is filing for exemptions and it is not possible to determine the outcomes.

8.  SHAREHOLDERS’ DEFICIT

PREFERRED SHARES

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding as of July 31, 2015 and January 31, 2015.

COMMON SHARES

The Company is authorized to issue 90,000,000 shares of common stock, par value $0.001 per share.

No shares of common stock were issued during the six months ended July 31, 2015 or 2014.

As of July 31, 2015, there are a total of 8,915,000 of the Company’s common shares issued and outstanding

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options.  The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.  As of July 31, 2015 and January 31, 2015, no options have been issued or are outstanding under this Plan.

9.  SUBSEQUENT EVENTS

The Company entered into a new stock transfer agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Accordingly we also recognized a $5,242 gain of the settlement of this $7,430 balance of accounts payable by assuming a loan of $2,189. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of July 31, 2015 and January 31, 2015, accrued interest on this loan was $74 and $9, respectively. As on July 31, 2015, and as of the date of the date of the issuance of this report, we have not had the funds to make any payments under the term of this agreement and consequently were in default under the terms of this agreement as of July 31, 2015 and continue to be in default under the terms of this agreement as of the date of the issuance of this report. The Company has entered into discussions with Pacific Stock Transfer and has agreed on terms it hopes to acheive this in the near future. There can be no assurance that we will be able to raise the funding necessary to repay the balance due under this agreement. The initiation of any collection action by this creditor could affect our ability to execute on our business plan and operations.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through the date of available issuance of these financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays in our introduction of new products or services; and our failure to keep pace with our competitors.

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

Contracted Consultants

We currently have one consultant under contract. Mr. Gagnon is the only officer with a formal consulting agreement. Per the terms of the agreement Mr. Gagnon, in his position as the Chief Technology Officer, is paid a minimum of $2,500 per month for services writing technical documents while the Company awaits full funding. As of June 15, 2012, Mr. Gagnon took a leave of absence from his role under the consulting agreement; however, he will continue to serve as an officer and director of the Company during his leave of absence. Our other officers and directors currently provide some services on a consultant basis without compensation. Based upon the amount of the proceeds from additional sales of our common stock, other future employees and directors may receive salaries. Once we generate sufficient revenue, future salaries will be evaluated at that time

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Dowie on an ongoing basis.  As of July 31, 2015, accrued officer compensation was $105,000.  The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.

During the six months ended July 31, 2015, the Company continued providing technical writing and computer assisted design services to other startups provided by a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $6,364and $13,365 and $0 to the related party contractor in respect of the provision of these services during the three and six months ended July 31, 2015 and 2014.

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

Research and Development

We have spent $0 and $0 respectively in the six months ended July 31, 2015 and 2014, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

For the Three and Six Months Ended July 31, 2015 Compared to the Three and Six Months Ended July 31, 2014

Revenue

The Company generated $8,680 and $18,193 in consulting revenue for the three and six months ended July 31, 2015 compared to $0 of revenue for the three and six months ended July 31, 2014, and $0 in book revenue for the three and six months ended July 31, 2015compared to $0 and $17 for the three and six months ending July 31, 2014. As a startup company, we have generated only nominal revenue.

Cost of Revenue

During the six months ended July 31, 2015 the Company paid $6,364 and $13,365 in contract labor – related party, associated with the consulting revenue generated for the same time periods, as compared with $0 for the three and six months ended July 31, 2014, increases of $6,364 and $13,365, respectively, or 100%.  We had not begun providing consulting services during the six months ended July 31, 2014.

Operating Expenses

Operating expenses were $37,361 and $60,872 for the three and six month period ended July 31, 2015 compared to ($14,209) and $74,870 for the three and six period ended July 31, 2014, an increase of $51,570 and a decrease of $13,998, respectively. The increase in operating expenses for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014 was due to the recognition of a gain on the settlement of accounts payable with stock in the amount of $38,250.  The decrease in operating expenses for the six months ended July 31, 2015 as compared to the six months ended July 31, 2014 was primarily due a reduction in legal fees from $62,750 to $0 for the period. The legal fees incurred in the six months ended July 31, 2014 primarily related to the preparation of the Company’s form 10K for the year ended January 31, 2014. We did not use external attorneys in the preparation of the Company’s form 10K for the year ended January 31, 2015 and consequently we did not incur any comparable legal fees during the six months ended July 31, 2015.

Operating Loss

We incurred an operating loss of $35,045 and $56,044 for the three and six months ended July 31, 2015 compared to operating income of $14,209 and a loss of $74,870 for the three and six months ended July 31, 2014, and increase of $49,254 and a decrease of $18,826, or 347%, and 25%, respectively, due to the factors described above.

Interest Expense

We incurred an interest expense of $4,135 and $7,798 for the three and six month period ended July 31, 2015 compared to interest expense of $2,887 and $5,611 for the three and six month period ended July 31, 2014, an increase of $1,248 and $2,187. On January 8, 2014, we executed an unsecured short-term convertible note payable in the amount of $50,000.  Interest accrues at 19% per annum.  In addition we continued to fund some of our expenditures on credit cards, and have executed certain new short-term notes at varying interest rates as described in Note 6 Notes Payable in the condensed unaudited financial statements presented above.

Net Loss

In the six months ended July 31, 2015 we incurred a net loss of $38,680 and $63,342 for the three and six months ended July 31, 2015 compared to a net income of $11,322 and a loss of $80,464 for the three and six months ended July 31, 2014, an increase of $50,002 and a decrease of $17,122, or 442% and 21%, respectively, due to the factors discussed above.  The net loss includes $500 received on May 22, 2015 of deferred financing costs which had been previously written off as of fiscal year ended January 31, 2015.

Cash flow information for the six months ended July 31, 2015 is compared to the six months ended July 31, 2014

As of July 31, 2015, the Company had cash of $279, insufficient revenue to meet its ongoing operating expenses, liabilities of $252,815, accumulated losses of $360,570 and a shareholders’ deficit of $247,070.

The unaudited condensed financial statements for the six months ended July 31, 2015 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $32,585 for the six month period ended July 31, 2015. This compares to net cash used for operating activities of $23,975 for the six month period ended July 31, 2014.  During the six months ended July 31, 2015 we incurred a loss of $63,342 which was partially reduced by $1,112 of non-cash amortization expense, a $31,370 increase in operating liabilities, and an increase of $1,725 in accounts receivable, to arrive at cash used in operations of $32,585. By comparison, during the six months ended July 31, 2014 we incurred a loss of $80,464 which was partially reduced by $1,788 of non-cash amortization expense, a gain on the settlement of accounts payable for stock of $38,250, and a $92,951 increase in operating liabilities to arrive at cash used in operations of $23,975.

Cash flows provided by financing activities were $32,088 for the six month period ended July 31, 2015 which compares to cash flows provided by financing activities of $6,552 for the six month period ended July 31, 2014. During the six months ended July 31, 2015 we received $4,928 of additional loans from one of our directors, made repayments to the same director in the amount of $8,540 and received $35,000 by way of short-term notes payable.  By comparison, during the six months ended July 31, 2014, we received $12,247 in loans from one of our directors and made repayments to the same director in the amount of $7,195. No shares of our common stock were sold during the six months ended July 31, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of July 31, 2015, we had cash and cash equivalents of $279. As of January 31, 2015, we had cash and cash equivalents of $776.

Over the twelve months we do not expect any material capital costs to develop operations. Our estimated operating costs of $85,000 will be used for operations and reporting, but none will be used to pay salaries unless deemed reasonable by management.

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

Once the app is live and we have begun initial Search Engine Optimization (“SEO”) work and internet marketing, we believe sales will be initially supported through the Apple store and our website. The website will be set up to record all visitors automatically and billing will be handled by Apple’s extensive billing backend. This system will allow us to minimize staff, maintain efficient delivery of products, and keep records for both accounting and marketing.

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

Consulting Services

During the six months ended July 31, 2015, the Company continued providing technical writing and computer assisted design services to other startups using a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. We would anticipate that this revenue will eventually diminish if we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. Based on this assessment, management believes that as of July 31, 2015, our internal control over financial reporting was not effective based on those criteria.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the six months ended July 31, 2015 and 2014, there were no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results and none are threatened or pending to the best of our knowledge.

ITEM 1A. RISK FACTORS

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No equity securities were sold during the six month periods ended July 31, 2015 or 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of July 31, 2015, we were in default under the terms of an agreement to repay $2,189, together with accrued interest at 5% per annum, to Pacific Stock Transfer in installments of $250 per month beginning on January 3, 2015.

There can be no assurance that we will be able to reach an agreement to extend or amend the terms of the agreement or the notes payable with the creditors or that we will be able to raise the funding necessary to repay the balances due under agreement or the note payable.  The initiation of any collection action by these creditors may affect our ability to execute on our business plan and operations.

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

    * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 7, 2015.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	October 7, 2015
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	October 7, 2015
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	October 7, 2015
Carl Hussey	Title	Date