Form 10-Q
period 2015-10-31
APT Systems Inc
filed 2015-12-21
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________________________________________________________________

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2015

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

 (415)-200-1105

 (Registrant's telephone number, including area code)

Formerly

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

As of December 21, 2015, registrant had outstanding 115,915,000 shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

ii

PART I  FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “APT Systems,” “APT,” “the Company,” “we,” “us,” and “our,” refer to APT Systems, Inc., a Delaware corporation.

ITEM 1. FINANCIAL STATEMENTS

 _______________________________________________________________________

APT SYSTEMS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Nine Month Periods Ended October 31, 2015 and 2014

_________________________________________________________________________

 APT Systems, Inc.

Condensed Financial Statements

(Unaudited)

APT SYSTEMS, INC.
Balance Sheets

	October 31, 2015	January 31,2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,228	$776
Accounts receivable	1,215	330
Total current assets	2,443	1,106

Other Assets
Software (net of $8,691 and $7,079 accumulated amortization respectively)	2,914	4,526
Website (net of $2,080 and $2,080 accumulated amortization respectively)	-	-
Total other assets	2,914	4,526

Total Assets	$5,357	$5,632

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$41,010	$38,516
Accrued officer compensation	120,000	75,000
Convertible note payable, net of discount of $52,111 and $0	14,695	50,000
Convertible loan payable	5,000	-
Notes payable	52,339	7,189
Accrued interest payable	1,510	10,253
Loan from director	4,483	8,402
Total current liabilities	239,037	189,360

Total Liabilities	239,037	189,360

Stockholders' Deficit

Preferred stock $0.001 par value, 10,000,000 shares authorized; None issued as of October 31, and January 31, 2015, respectively	-	-
Common stock $0.0001 par value, 200,000,000 shares authorized; 115,915,000 and 8,915,000 shares issued and outstanding as of October 31, 2015 and January 31, 2015, respectively.	11,592	892
Stock receivable	(10,200)	-
Additional paid-in capital	215,039	112,608
Accumulated deficit	(450,111)	(297,228)
Total Stockholders' Deficit	(233,680)	(183,728)

Total Liabilities and Stockholders' Deficit	$5,357	$5,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014

Revenue
Consulting revenue	$1,715	$6,400	$19,910	$6,400
E-book sales	10	-	10	17
Total revenue	1,725	6,400	19,920	6,417

Cost of revenue
Contract labor - related party	3,723	-	17,088	3,000
Total cost of goods sold	3,723	-	17,088	3,000

Gross Profit	(1,998)	6,400	2,832	3,417

Operating expenses
Accounting	4,500	2,500	14,400	10,725
Amortization	500	894	1,612	2,682
Compensation to officer	15,000	15,000	45,000	45,000
General and administrative	12,611	5,897	32,473	13,254
Legal	-	-	-	62,750
Gain on settlement of accounts payable for stock	-	-	-	(38,250)
Total operating expenses	32,611	24,291	93,485	96,161

Net operating loss	(34,609)	(17,891)	(90,653)	(96,161)

Other income (expense)
Other income	-	-	500	-
Interest expense	(19,838)	(2,873)	(27,606)	(8,484)
Loss on conversion of notes payable	(35,124)	-	(35,124)	-
Total other income (expense)	(54,962)	(2,873)	(62,230)	(8,484)

Net loss	$(89,571)	$(20,764)	$(152,883)	$(101,228)

Loss per share: basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted average number of common shares outstanding: basic and diluted	16,491,087	8,915,000	11,449,545	8,867,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Statements of Changes in Stockholders' Deficit
(Unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance January 31, 2015 (Audited)	8,915,000	$8,915	$104,585	$(297,228)	$(183,728)

Restatement of common shares at revised par value of $.0001 per share	-	(8,023)	8,023	-	-

Balance January 31, 2015 (restated)	8,915,000	$892	$112,608	$(297,228)	$(183,728)

Issuance of common stock for repayment of notes payable	5,000,000	500	-	-	500

Conversion of notes payable	-	-	102,430	-	102,430

Issuance of common stock to directors	102,000,000	10,200	(10,200)	-	-

Net loss for the period ended October 31, 2015 (Unaudited)	-	-	-	(152,883)	(152,883)

Balance October 31, 2015 (Unaudited)	115,915,000	$11,592	$204,838	$(450,111)	$(233,681)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	October 31, 2015	October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(152,883)	$(101,228)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization expense	1,612	2,682
Amortization of discount on notes payable	15,195	-
Loss on conversion of notes payable	35,124	-
Gain on settlement of accounts payable for stock	-	(38,250)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(885)	(1,650)
Increase in accounts payable and accrued expenses	11,058	65,724
Increase in accrued officer compensation	45,000	45,000
Net cash used in operating activities	(45,779)	(27,722)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of loan from director	6,706	16,594
Repayment of loan from director	(10,625)	(8,690)
Issuance of short-term notes payable	50,150	-
Decrease (increase) in deferred financing costs	-	1,500
Net cash provided by financing activities	46,231	9,404

Net change in cash and cash equivalents	452	(18,318)

Cash and cash equivalents at beginning of period	776	18,830

Cash and cash equivalents at end of period	$1,228	$512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :

Interest	$3,848	$1,378
Income Taxes	$-	$-

Equity Securities issued for services:

Loan issued settlement of accounts payable	$-	$-
Stock issued settlement of accounts payable	$-	$55,250
Stock issued settlement of notes payable	$500	$-
Stock issued for services	$-	$-
Stock issued for receivable	$10,200	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 2015 AND 2014

1.  NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative stock trading platforms, financial apps and visualization solutions for charting the financial markets. The Company has launched a publication using its Apple developer account and has been concentrating on researching and improving its intellectual property for trading systems, in order to facilitate rolling out new software. Management will continually test trading software products and any profits generated from funds used in live trading tests will be to the benefit of the Company. We constantly strive to pioneer original trading tools along with new approaches for managing risk. Our proprietary custom charting tools and trading platforms will later be available to licensees.

While management works to deliver stock trading software, it is also seeking to strategically acquire other compatible financial businesses which demonstrate strong growth potential stemming from a solid business plan. Particularly interest is shown in those businesses that own or have licensed software dedicated to trading equities, commodities and or foreign exchange.

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

Within the quarter ending October 31, 2015, the Company’s application to Depository Trust and Clearing Corporation (DTCC) was approved and subsequently the Company’s symbol APTY began trading on the OTC Markets on November 17, 2015.

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada and will continue to do so for the foreseeable future. The requirement to file is a result of the Issuer being deemed a reporting issuer under MI 51-105 as advised by the Alberta Securities Commission.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the nine months ended October 31, 2015 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2016.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2015 included in our Form 10-K filed with the SEC.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of October 31, 2015 and January 31, 2015 due to the intended short term maturities of these financial instruments.

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

For the nine month period ended October 31, 2015 and for the year ended January 31, 2015, the Company had paid refundable deposits of $13,000 and $0, respectively.  The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement.  The deposits are refundable for non-performance.  As of the date of this report, neither the bridge loan nor the private placement had been secured.

During the quarter ended October 31, 2015, one consulting firm refunded to the Company $1,500 of the $4,000 that they were paid as part of their obligation to refund amounts on deposit for non-performance under the agreements.  As of October 31, 2015, collection of the remaining amounts owed to the Company on these agreements was uncertain, therefore, $11,500, or 100% of the outstanding balance of the deferred financing costs, was written off effective January 31, 2015.  Subsequently, additional funds were recovered in May in the amount of $500 which are recognized as income under the other income and expense head in the statement of operations. No additional refunds were received during the quarter.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At October 31, 2015 and 2014, the Company has no unrecognized tax benefits.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs during the nine months ending October 31, 2015 and 2014.

Research and Development Costs

Costs incurred in research and developments are expensed as incurred.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 8 – Stockholders’ Deficit below. During the nine month periods ended October 31, 2015 and 2014, no stock options had been issued or outstanding.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the three and nine months ended October 31, 2015 and 2014, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation; as such an inclusion would have been anti-dilutive due to the losses incurred in both periods.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beneficial Conversion Features

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Recently Issued Accounting Pronouncements

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

3.  GOING CONCERN AND LIQUIDITY

As of October 31, 2015, the Company had cash of $1,228, insufficient revenue to meet its ongoing operating expenses, liabilities of $239,037, accumulated losses of $450,111 and a shareholders’ deficit of $233,680.

In the audited financial statements for the fiscal years ended January 31, 2015 and 2014, the Reports of our Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the nine months ended October 31, 2015 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed. Financial statements do not include adjustments that may be necessary if the Company is unable to continue as a going concern.

4.  RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of October 31, 2015 and January 31, 2015, was $120,000 and $75,000 respectively. The accrued compensation will only be paid when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock as determined by the Board of Directors in consultation with its legal advisors.  The Directors elected to increase the number of shares the company is authorized to issue is 210,000,000 at a par value of $.0001 for common and $.001 for preferred. Breakdown of class of shares shall be 200,000,000 common shares, par value $.0001 and 10,000,000 preferred shares, par value $.001. The Directors then issued management shares under subscription agreements to Glenda Dowie (97,000,000), Joseph Gagnon (2,000,000), Carl Hussey (2,000,000) and Jeffrey Jolliffe (1,000,000) maintaining the controlling interest of Director, Glenda Dowie. Glenda Dowie elected to pay for her shares from funds due to her and the others paid cash for their additional shares.

As of October 31, 2015 and January 31, 2015, the Company owed the President $4,483 and $8,402 respectively by way of loans. The loans are unsecured, due on demand and interest free.

During the nine months ended October 31, 2015, the Company commenced providing consulting, technical writing and computer assisted design services to other startups provided by a contractor, a related person (family member to the Chief Executive Officer), to generate certain additional revenues. The Company paid $3,723 and $17,088 and $0 and $3,000 to the related party contractor in respect of the provision of these services during the three and six months ended October 31, 2015 and 2014, respectively.

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

The original conversion price was equal to 80% of the per share price paid by the purchasers of such equity securities in the Qualified Financing.  All accrued and unpaid interest will be paid by the Company at time of conversion.

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

Accrued interest payable as of October 31, 2015 and January 31, 2015 was $17,306 and $10,253, respectively.  Interest expense was $2,390 and $7,180 for the three and nine months ended October 31, 2015, and $2,395 and 7,106 for the three and nine months ended October 31, 2014, respectively.

On 14th October, 2015 the company entered into an definitive convertible promissory note wherein the Promissory Note dated January 8, 2014 issued to Donald Meador for $ 50,000 was amended to state that the holder of the note may elect payment of the principal and/ or interest or part thereof, owed pursuant to this note to issue or exchange the requisite number of common stock shares of the company. The company has agreed to allow the holder to convert the shares at fixed price of 0.0001. Also, the holder shall not have the right and the company shall not have the obligation to convert all or any portion of the Convertible Promissory Note if and to the extent that the issuance to the Holder of shares of the Company’s Common Stock upon such conversion would result in the Holder being deemed the beneficial owner of the more than 4.99% of the then outstanding shares of Common Stock within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under.

Per ASC Topic 470 “Modification or Extinguishment of Debt the terms of the debt instrument have been substaintially modified such that the present value of the cash flows under the modified debt instrument is at least 10% lower than the present value of the remaining cash flows under the orginal convertible promissory note.  The difference between the cash flows generated a gain on extinguishment of debt of $14,376 for the three and nine months ended October 31, 2015.

In addition, pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount; the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.  The beneficial conversion feature (debt discount) on the note payable pursuant to the Definitive Conversion Agreement is calculated to be $67,306 as of October 14, 2015.  Of that amount, $15,195 was amortized and included in interest expense for the three and nine months ended October 31, 2015.

On October 14, 2015, the noteholder had opted to assign a portion of the loan for payment of $500 and received the approval of the board of directors.  There was no change in terms.  The principal amount due to the Noteholder has been reduced by $500 and the interest due has been adjusted accordingly.  The Directors further agreed to renegotiate the conversion terms of the debt but with the condition that the noteholder may only convert shares providing the total holdings of the noteholder remain at less than five percent ownership of shares of the Company.  On October 26, 2015, the Company issued 5,000,000 shares of its common stock valued at $.0001 per share to an unrelated third party in satisfaction of $500 in notes payable that were assigned on October 14, 2015, as referred to above.  As such, the Company recognized a loss on the conversion of notes payable of $49,500 for the three and nine months ended October 31, 2015.

The convertible note payable and accrued interest was scheduled for repayment on May 31, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date and were in default until June 29, 2015. We had further reached agreement with the convertible noteholder on September 20, 2015 to further extend the term of the convertible note payable to December 31, 2015.

5.  CONVERTIBLE NOTE PAYABLE (Continued)

There can be no assurance that we will be able to reach a further agreement to extend or amend the terms of the convertible note payable with the convertible noteholder or that we will be able to raise the funding necessary to repay the balance due under the convertible note payable.

On April 17, 2015, APT Systems, Inc. received $5,000 in additional short-term borrowing from the holder of the Convertible Note Payable, Mr. Donald Meador. This was a 60 day demand note. The note payable was scheduled to be repaid on June 16, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date, of June 16, 2015. We had entered into discussions prior to the due date to extend the term of the note payable and effective June 29, 2015, we received confirmation that we had reached agreement with the noteholder to further extend the term of the note payable to October 31, 2015.

As of October 20, 2015 the Directors agreed that the noteholder be allowed to convert the loan to shares at the noteholder’s option for an extension of the loan until April 23, 2017. There was no additional cost due to the extension agreement.  The note carries an interest rate of 8% per annum.  Even with this extension, there can be no assurance that we will be able to raise the funding necessary to repay the balance due under the note payable at that time.

Accrued interest payable as of October 31, 2015 and January 31, 2015 was $101 and $0, respectively.  Interest expense was $101 for the three and nine months ended October 31, 2015, and $0 for the three and nine months ended October 31, 2014, respectively.

6.  NOTES PAYABLE

On  November 21, 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment  Accrued interest of $492 and $118 is included in the financial statements as of October 31, 2015 and January 31, 2015, respectively.  The note payable and accrued interest was scheduled to be repaid on May 21, 2015. However, we did not have the funds to make any repayment on the scheduled repayment date and accordingly we went into default under the terms of this note payable on May 21, 2015 and the liability remains outstanding in full as of the date of the issuance of this report. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400.00.   There can be no assurance that we will be able to raise the funding necessary to repay the balance due under the extended note payable.

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Accordingly we also recognized a $5,242 gain on the settlement of the $7,430 balance of accounts payable by assuming a loan of $2,189. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of October 31, 2015 and January 31, 2015, accrued interest on this loan was $93 and $9, respectively. As of October 31, 2015, and as of the date of the issuance of this report, we have not had the funds to make any payments under the term of this agreement and consequently were in default under the terms of this agreement as of October 31, 2015 and continue to be in default under the terms of this agreement as of the date of the issuance of this report. There can be no assurance that we will be able to reach a further agreement to extend or amend the terms of the agreement or that we will be able to raise the funding necessary to repay the balance due under this agreement. The initiation of any collection action by this creditor could affect our ability to execute on our business plan and operations.

On October 2, 2015, the Company received $12,500 by way of an unsecured short-term loan from a non-related party for a term of one year.  Principal and interest at 8% per annum accrued thereon are due and payable on October 1, 2016.  Accrued interest of $82 and $0 is included in the financial statements as of October 31, 2015 and January 31, 2015, respectively.

The Company had executed three short-term lending arrangements with non-related party, Mr. Raymond C. Dove, by July 31, 2015.  The effective dates of the loans are May 1, 2015, June 22, 2015 and June 27, 2015.  The loan amounts are $25,000, $3,000 and $2700, respectively, with interest accruing at 5% per annum.  Repayment is in one lump sum due and payable on or before December 4 through December 31, 2015.  Additional short term loans were provided in September in the amount of $1,950, with a maturity date of January 31, 2016

7.  COMMITMENTS AND CONTINGENCIES

On July 8, 2014, the Company entered into an agreement to issue 100,000 shares of its common stock as a deposit for an option to acquire 100% of the issued share capital of AZUR Universal Inc., subject to certain terms and conditions. As at the date of this report certain due diligence remains to be completed, no shares have been issued as yet and no liability for this potential future issuance has been recognized in these financial statements. It is anticipated these shares will be issued within the terms and new timelines of the agreement.

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements and other possible forms, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission (ASC). These fines have now been stated to be CDN$10,120 or approximately $7,500 as advised and invoiced by the ASC, and have been accrued into the financial statements as of October 31, 2015. The Company is considering engaging its legal counsel to assist in reducing or eliminating these penalties within the next quarter.

8.  SHAREHOLDERS’ DEFICIT

PREFERRED SHARES

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

No shares of preferred stock were issued and outstanding during the nine months ended October 31, 2015 and 2014.

COMMON SHARES

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share.

On October 16, 2015, 102,000,000 shares of the Company's common stock were issued at $.0001 per share to management as follows: Jeffrey Jolliffe – 1,000,000; Carl Hussey, Treasurer – 2,000,000; Joseph Gagnon, Secretary - 2,000,000; Glenda Dowie, President & CEO – 97,000,000.  All shares are restricted Section144 shares. $10,200 is added in the stockholders' equity section of the financial statements for the value of these shares.

The following equity securities were issued during the nine month periods ended October 31, 2015 and 2014 to management and officers as follows: Jeffrey Jolliffe – 1,000,000 restricted 144 shares; Carl Hussey, Treasurer – 2,000,000 restricted 144 shares; Joseph Gagnon, Secretary - 2,000,000 restricted 144 shares; Glenda Dowie, President & CEO – 97,000,000 restricted 144 shares in 2015 and are recorded as stock receivable and no securities were issued to management or officers in 2014.   In addition, the Directors approved the new conversion terms for outstanding loan to Meador and subsequently, part of the debt was sold to an unrelated party.  The Directors agreed the acquired debt could be converted to unrestricted shares and undertook a resolution to issue 5,000,000 additional shares bringing the total of both restricted and none restricted shares to 115,915,000 for 2015. While there were cash proceeds of $500 that directly benefited the Company immediately, there was also a reduction of debt, and the Directors hoped to improve upon the liquidity and availability of shares to be traded in public markets.

Shares issued during the nine months ended October 31, 2015 were as follows:

Period	Total Number of Shares Issued	Par value per Share 0.0001	Total Number of Shares Purchased by Cash	Total Number of Shares Purchased by reduction of Debt
August 1 – 31, 2015	—	$—	—	—
September 1 – 30, 2015	—	—	—	—
October 1 – 31, 2015	107,000,000	10,700	500	10,200
Total	107,000,000	$10,700	500	10,200

On October 26, 2015, the Company issued 5,000,000 shares of its common stock valued at $.01 per share to an unrelated third party in satisfaction of $500 in notes payable that was assigned to the third party as referred to in Note 5. Convertible Notes Payable.

8.  SHAREHOLDERS’ DEFICIT (Continued)

In addition, the Directors approved the new conversion terms for outstanding loan to Meador and subsequently, part of the debt was sold to an unrelated party.  2015  On October 26, 2015, the Company issued 5,000,000 shares of its common stock at a fair value of $0.0001 per share to an unrelated third party in satisfaction of $500 in notes payable that was assigned to the third party as referred to in Note 5.-- Convertible Notes Payable. The fair value of $0.0001 per share was established with the unrelated third party based on the fact that the Company has had only limited operations to date, incurred losses since inception and has a shareholder deficit in excess of $200,000.

As of October 31, 2015, there are a total of 115,915,000 of the Company’s common shares issued and outstanding.  The majority of these recently issued shares are restricted and 5,000,000 shares were issued as unrestricted.

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options.  The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.  As of October 31, 2015 and January 31, 2015, no options have been issued or are outstanding under this Plan.

9.  SUBSEQUENT EVENTS

On October 16, 2015, 102,000,000 shares of the Company's common stock were issued at $.0001 per share to management and officers of the Company.  Payments by personal cheques were replaced with bank drafts due banking policies and deposited after October 31, 2015 to be accounted for in banking reconciliation for next quarter.

The Company has retained TESO Communications as its Investor Relations and Public Relations and under the agreement the company is able to pay the invoice with cash or by issuing shares against the invoices submitted.  The Directors opted to issue shares before the end of the initial agreement period of January 16, 2015.  The agreement represented a cash payment of $25,000 or the issuance of 50,000 restricted common shares and has been recorded accordingly.

The Company also retained the firm, Small Cap Financial Wire, to manage social media campaigns and investor relations for their existing investor clients.  The Directors opted to issue shares in lieu of cash payment for invoices rendered and agreed to amount of 26,670 restricted common shares that was reflective of the current value of the shares in lieu of cash payment for $20,000. These restricted shares will be issued in the upcoming quarter and before year end.

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

On February 19, 2014, the Company had received notice from FINRA that the trading symbol APTY has been allocated to the APT Systems, Inc.  We have been approved for DTCC eligibility to allow the markets access to trade our shares electronically and began trading on the OTC Markets on November 17, 2015.  We expect this approval would assist us in our financial goals and help to attract investors in the future.

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

During the nine months ended October 31, 2015, the Company continued providing technical writing and computer assisted design services to other startups provided by a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $17,088 and $3,000 to the related party contractor in respect of the provision of these services during the nine months ended October 31, 2015 and 2014.

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

Research and Development

We have spent $0 and $0 respectively in the nine months ended October 31, 2015 and 2014, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

For the three and nine Months Ended October 31, 2015 Compared to the three and nine Months Ended October 31, 2014

Revenue

The Company generated $1,715 and $19,910 in consulting revenue in the three and nine months ended October 31, 2015 compared to $6,400 of revenue in the three and nine months ended October 31, 2014, and $10 for the three and nine months ended Octber 31, 2015 in book revenues compared to $17 in three and nine months ending October 31, 2014. As a startup company, we have generated only minimal revenues that do not exceed our expenses.

Cost of Revenue

During the three and nine months ended October 31, 2015 the Company paid $3,723 and $17,088 in contract labor – related party, associated with the consulting revenue generated for the same time period, as compared with $0 and $3,000 for the three and nine months ended October 31, 2014, increases of $3,723 and $14,088, respectively or 100% and  470%, respectively.

Operating Expenses

Operating expenses were $32,611 and $93,485 for the three and nine month period ended October 31, 2015 compared to $24,291 and $96,161 for the three and nine month period ended October 31, 2014, an increase of $8,320 and a decrease of $2,676, respectively. The increase in operating expenses for the three months ended October 31, 2015 was due primarily to an increase in general and administrative costs, more specifically, the $7,500 in ASC penalties accrued.  The decrease in operating expenses for the nine months ended October 31, 2015 was due primarily to a reduction in legal fees from $62,750 to $0 for the period. The legal fees incurred in the nine months ended October 31, 2014 primarily related to the preparation of the Company’s form 10K for the year ended January 31, 2014. We did not use external attorneys in the preparation of the Company’s form 10K for the year ended January 31, 2015 and consequently we did not incur any comparable legal fees during the nine months ended October 31, 2015.

Operating Loss

We incurred an operating loss of $34,609 and $90,653 for the three and nine months ended October 31, 2015 compared to an operating loss of $17,891 and $96,161 for the three and nine months ended October 31, 2014, an increase of $16,718 or 93% for the three months ended October 31, 2015, and a decrease of $5,508 or 6%. The increase was due to contract labor paid for consulting service revenue, an increase in accounting fees paid, and the accrual of ASC penalties of $7,500 as referred to in Note 10 Subsequent Events.  The decrease was due to the reduction in legal fees as described above.

Interest Expense

We incurred an interest expense of $4,643 and $12,411 for the three and nine month period ended October 31, 2015 compared to interest expense $2,873 and $8,484 for the three and nine month period ended October 31, 2014, increases of $1,770 and $3,927, respectively. In addition we continued to fund some of our expenditures on credit cards, and have executed certain new short-term notes at varying interest rates as described in Note 6 Notes Payable in the condensed unaudited financial statements presented above.

Also included in interest expense for the three and nine months ended October 31 2015 was $15,195 is amortization of note payable discount on the unsecured short-term convertible note payable in the amount of $50,000. due to the beneficial conversion feature as more fully described in Note 5 Convertible Notes Payable

Net Loss

In the three and nine months ended October 31, 2015 we incurred a net losses of $89,571 and $152,883 compared to net losses of $20,764 and $101,228 for the three and nine months ended October 31, 2014, an increase of $68,807 or 331% for the three months ended October 31, 2015 and an increase of $51,655 or 51%, due to the factors discussed above and a loss on the conversion of notes payable of $35,124 for the three and nine months ended October 31, 2015.

Cash flow information for the nine months ended October 31, 2015 is compared to the nine months ended October 31, 2014

As of October 31, 2015, the Company had cash of $1,228, insufficient revenue to meet its ongoing operating expenses, liabilities of $239,037, accumulated losses of $450,111 and a shareholders’ deficit of $233,680.

The unaudited financial statements for the nine months ended October 31, 2015 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $45,779 for the nine month period ended October 31, 2015. This compares to net cash used for operating activities of $27,722 for the nine month period ended October 31, 2014.  During the nine months ended October 31, 2015 we incurred a loss of $152,883 which was partially reduced by $1,612 of non-cash amortization expense on intangible assets and amortization of discounts on notes payable of $15,195, and increases of $35,124 from the loss on conversion of notes payable, $56,058 in operating liabilities and an increase of $885 in accounts receivable, to arrive at cash used in operations of $45,779. By comparison, during the nine months ended October 31, 2014 we incurred a loss of $101,228 which was partially reduced by $2,682 of non-cash amortization expense, a gain on the settlement of accounts payable for stock of $38,250, an increases of $110,724 in operating liabilities, and a $1,650 increase in accounts receivable to arrive at cash used in operations of $27,722.

Cash flows generated by (used in) investing activities were at $0 for the nine month periods ended October 31, 2015 and 2014.

Cash flows provided by financing activities were $46,231 for the nine month period ended October 31, 2015 which compares to cash flows provided by financing activities of $9,404 for the nine month period ended October 31, 2014. During the nine months ended October 31, 2015 we received $6,706 of additional loans from one of our directors, made repayments to the same director in the amount of $10,625 and received $50,150 by way of short-term note payable.  By comparison, during the nine months ended October 31, 2014, we received $16,594 in loans from one of our directors and made repayments to the same director in the amount of $8,690. The Company received refunds of $1,500 on deferred financing costs as referred to in Note 2 Summary of Significant Accounting Policies.

The following equity securities were issued during the nine month periods ended October 31, 2015 and 2014 to management and officers as follows: Jeffrey Jolliffe – 1,000,000 restricted 144 shares; Carl Hussey, Treasurer – 2,000,000 restricted 144 shares; Joseph Gagnon, Secretary - 2,000,000 restricted 144 shares; Glenda Dowie, President & CEO – 97,000,000 restricted 144 shares in 2015 and no securities were issued to management or officers in 2014.   In addition, the Directors approved the new conversion terms for outstanding loan to Meador and subsequently, part of the debt was sold to an unrelated party.  The Directors agreed the acquired debt could be converted to unrestricted shares and undertook a resolution to issue 5,000,000 additional shares bringing the total of both restricted and non restricted shares to 115,915,000 for October 31, 2015.

While there were nominal cash proceeds of $500 that directly benefited the Company immediately, there was also a reduction of debt as payment for shares amounting to a total of $10,700 for October 31, 2015 and $0 for October 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of October 31, 2015, we had cash and cash equivalents of $1,228. As of January 31, 2015, we had cash and cash equivalents of $776.

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

Consulting Services

During the nine months ended October 31, 2015, the Company continued providing technical writing and computer assisted design services to other startups using a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. We would anticipate that this revenue will eventually diminish if we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2015. Based on this assessment, management believes that as of October 31, 2015, our internal control over financial reporting was not effective based on those criteria.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the nine months ended October 31, 2015 and 2014, there were no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results and none are threatened or pending to the best of our knowledge.

ITEM 1A. RISK FACTORS

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following equity securities were issued during the nine month periods ended October 31, 2015 and 2014 to management and officers as follows: Jeffrey Jolliffe – 1,000,000 restricted 144 shares; Carl Hussey, Treasurer – 2,000,000 restricted 144 shares; Joseph Gagnon, Secretary - 2,000,000 restricted 144 shares; Glenda Dowie, President & CEO – 97,000,000 restricted 144 shares in 2015 and no securities were issued to management or officers in 2014.   In addition, the Directors approved the new conversion terms for outstanding loan to Meador and subsequently, part of the debt was sold to an unrelated party.  The Directors agreed the acquired debt could be converted to unrestricted shares and undertook a resolution to issue 5,000,000 additional shares bringing the total of both restricted and none restricted shares to 115,915,000 for October 31, 2015.

While there were nominal cash proceeds of $500 that directly benefited the Company immediately, there was also a reduction of debt as payment for shares amounting to a total of $10,700 for October 31, 2015 and $0 for October 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 31, 2015, we were in default under the terms of an agreement to repay $2,189, together with accrued interest at 5% per annum, to Pacific Stock Transfer in installments of $250 per month beginning on January 3, 2015.

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

    * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2015.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	December 21, 2015
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	December 21, 2015
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	December 21, 2015
Carl Hussey	Title	Date