Form 10-K
period 2016-01-31
APT Systems Inc
filed 2016-05-06
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

Commission File No. 000-54865

APT SYSTEMS, INC.

 (Exact name of issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

505 Montgomery Street,
11th Floor
San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 200-1105

(Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 per share par value

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

As of April 27, 2016, registrant had outstanding 116,041,670 shares of common stock.

Documents incorporated by reference: None.

FORM 10-K

APT SYSTEMS, INC.

Certain Terms Used in this Report

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “APT Systems,” “APT,” “the Company,”  “APTY,”  “we,” “us,” and “our,” refer to APT Systems, Inc., a Delaware corporation.

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

PART I

Item 1. Business.

Business Strategy Overview and Products

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the state of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative stock trading platforms, market scans with proprietary indicators, financial apps and exclusive visualization solutions for charting the financial markets.

While management works to deliver stock trading software for hand held devices, it is also seeking to strategically acquire and grow other compatible fintech businesses which demonstrate strong growth potential stemming from a solid business plan. Particular interest is shown in those businesses that own or have licensed software dedicated to trading equities, commodities and or foreign exchange. We have identified prospective opportunities and continue with due diligence efforts that will and do include testing software performance within funded trading accounts.

Management will continually expand upon trading its software products, those acquired as well as those developed in-house. Any profits generated from funds used in live trading tests can be used to offset development costs, which operation is planned to be included in a wholly-owned subsidiary. We constantly strive to pioneer original trading tools along with new approaches for managing risk. Our proprietary custom charting tools and trading platforms will later be available to subscribers and licensees.

The Company has not as yet generated significant product sales revenues as its key products are still under development. Further product advancements will be commenced upon securing necessary funding. Our limited start-up operations have consisted of development of a business plan, identification of our target market and limited research towards the development of its software architecture. The Company has launched a publication using its Apple developer account to test revenue deliveries and has been concentrating on improving its intellectual property for charting applications.

During the latter part of 2014, the Company had commenced providing technical writing and computer assisted design services to other startups using a contractor, a related person (family member to the Chief Executive Officer), to generate certain additional revenues. This revenue will eventually diminish entirely as we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects.

We obtained approval for electronic trading of our symbol APTY in November 2015, and we plan on raising additional funds by issuing shares of our common stock, but do not rule out the possibility of taking out additional loans. However, there is no guarantee we will be successful in raising sufficient funding to progress with the implementation of our business plan. We have not been subject to any bankruptcy, receivership or similar proceeding.

In order to advance itself, APT Systems can also roll out traditional trading tools and publish charts for the hand held market to test its plans and generate cash flow. We are focusing our early attention on the charting software we own. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. We plan to utilize real time and delayed data networks along with graphic techniques which will provide solutions that can speak to the mobile needs to be demanded by the next generation of equity and commodity traders.  However, these tools would be invigorated with leading edge graphics and networking technology to become desirable real-time and interactive trading assistance software.

APT services can later extend to include:

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

Needs Assessment

Management believes the principal growth area in the personal computer market today is that of Smartphones and portable tablet devices.  These mobile devices usually allow full time internet connectivity which makes them an ideal stage for a mobile equity-trading platform. Instead of merely importing existing software to allow on-the-go research and trading, we envision for our future products an information-dense and interactive display of the financial markets. At this time, we believe that the future interactive display will include three dimensional imaging that we intend to use to provide financial information in new ways that can better assist novice users learning about publicly traded companies and those users who are trading equities in the public markets.

Distribution methods of the products or services

To facilitate marketing plans, our products and platforms will be available initially in the “App Store” managed by Apple Inc. Later, these same products will be available to audiences that prefer using other Smartphones such as Google’s Android or the BlackBerry. Especially in the case of Apple, these companies will provide marketing infrastructure to help developers reach their users and justify costs charged related to selling products from their app stores. All new marketing options within North America will be fully explored and implemented as it makes sense to do so.

Organization

We are comprised of one corporation and do not have any subsidiaries but do not rule out the future possibility of acquiring or creating subsidiaries. At this time, all of our operations are conducted through this corporation but we are actively researching the requirements and impact of opening a subsidiary office in Nevada.

Competition

The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants, although high conversion costs can create barriers to adoption of new products or technologies. The market is fragmented by the different offers and served by both large-scale firms as well as firms that target only local markets or specific types of clients such as the millennial crowd. We also face competition from information systems developed and serviced internally by the IT departments of large financial services firms. We believe that we can compete effectively by providing software contained in a mobile application, which provides proprietary buy/sell suggestions, and a platform to enhance trading ability of users, although some of our existing competitors and potential competitors have substantially greater financial, technical, distribution and marketing resources than we have currently and may offer products with different functions or features that are more attractive to potential customers than our offerings.

Moreover, it is not our intent to compete with larger financial services firms, but rather to facilitate more trades by better informing our clients and providing them with better trading tools. The trading tools such as dimensional charts may be licensed to these same banks and brokers or subscribed to by users, directly. We are broker agnostic and believe that we can work with the banks and brokerage firms who offer online and Smartphone trading access by providing them with opportunity to generate additional commissions from their existing client base.

Contracted Consultants

Our directors currently provide their time and undertake duties as directors without compensation for these services. At the time the Company derives sufficient cash flow from operations or financing, the Company will evaluate the ability to compensate our directors.

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Dowie on an ongoing basis.  As of January 31, 2016, accrued officer compensation was $125,300. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  Ms. Dowie can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock as determined by the Board of Directors and its legal advisers. Market price can be determined as either the publicly quoted share price, when such a publicly quoted price is available or the last cash price the Company received for the sale of its common shares.

During the twelve months ended January 31, 2016, the Company was providing technical writing and computer assisted design services to other startups provided by a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $17,855 and $11,450 to the related party consultant in respect of the provision of these services during the twelve months ended January 31, 2016 and 2015, respectively.

Intellectual Property Information

Our success and ability to compete will be dependent to a significant degree on our intellectual property, which may include our trade name, trading models, and visual chart styling. We intend to develop our technology internally and we will rely primarily on trade secret, trademark, copyright, domain name, patent and contract law to protect our intellectual property. It is our intention to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property. Currently, we do not have any registered copyrights or patents; however, we may obtain such registrations in the future.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have incurred minimal cost in the fiscal years ended January 31, 2016 and 2015, respectively, on research and development of our website and mobile applications that was included as part of consulting services incurred to date. We plan to spend further funds on research and development activities in the future as the development of our software applications continue if we are able to raise the necessary funding.

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

We were not party to any legal proceedings during the twelve months ended January 31, 2016 or 2015, and, to the best of our knowledge and belief, no legal proceedings are threatened or pending.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stockholders

As of January 31, 2016, there were approximately 45 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. As of January 31, 2016, there were 115,941,670 shares of our common stock outstanding.

 Market Information

The Company’s common stock was been approved for price quotation on the OTC Bulletin Board under the symbol “APTY” on November 16, 2015.   However, at this time the trading of our stock is limited and sporadic. We prepared an application for FAST eligibility to further allow the markets access to trade our shares electronically and plan to add direct share deposit services, all in an order to help shareholders manage their holdings.

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

Unregistered Sales of Equity Securities

Common Stock

On October 16, 2015, 102,000,000 shares of the Company's common stock were issued at $.0001 per share to management as follows: Jeffrey Jolliffe – 1,000,000; Carl Hussey, Treasurer – 2,000,000; Joseph Gagnon, Secretary - 2,000,000; Glenda Dowie, President & CEO – 97,000,000 valued at $ 10,200.

In December 2015, the Company issued 26,670 shares of its common stock at a fair value of $ 20,000, respectively, for service rendered by unrelated third parties.

Convertible Notes

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000 This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The note was due and payable on May 7, 2014. The note has been reduced to $49,500 through the sale of part of the debt to unrelated third party. The Company secured an initial extension of the convertible note to June 8, 2014 and subsequently a further extension to December 31, 2016.

The Note, but none of the accrued unpaid interest thereon, may convert into equity securities at the option of the holder if the Company issues equity securities and any other indebtedness in aggregate with gross proceeds of $1,200,000, including conversion of the Note (a “Qualified Financing”).

The conversion price is equal to 80% of the per share price paid by the purchasers of such equity securities in the Qualified Financing. Accrued and unpaid interest will be paid by the Company at time of conversion

If a Qualified Financing has not occurred and the Company elects to consummate a sale of the company prior to the maturity date of the Note, the Company will give the holder a minimum ten days prior written notice of an anticipated closing date of such sale of the Company in order that the holder may consider a conversion of their Note into equity in advance of a sale transaction.

On October 2, 2015, the Company received $12,500 by way of an unsecured short-term loan from a non-related party for a term of one year.  Principal and interest at 8% per annum accrued thereon are due and payable on October 1, 2016. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock. The conversion rate is equal to the fair market value of the Company’s common stock on the date of conversion.

The Company had executed three lending arrangements with a related party, who is affiliated to the CEO of the company. The effective dates of the loans are November 23, 2015, December 28, 2015 and January 12, 2016.  The loan amounts are $3,000, $16,121 and $1,500, respectively, with interest accruing at 5% per annum.  Repayment is in one lump sum due and payable on or before December 31, 2018, December 31, 2018 and January 31, 2019, respectively. The notes are convertible, at the holder’s request, into shares of the Company’s common stock at the rate of $9.50 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the years ended January 31, 2016 and 2015, there were no purchases of equity securities by the Company and affiliated purchasers.

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

The following table provides selected financial data about us for the fiscal years ended January 31, 2016 and 2015. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended January 31,
	2016	2015
Balance Sheet Data:
Cash	$833	$776
Total assets	$12,462	$5,632
Total liabilities	$346,281	$189,360
Shareholders' deficit	$(333,819)	$(183,728)

Operating Data:
Revenue	$20,199	$13,574
Cost of revenue	$17,855	$11,450
Operating Expenses	$182,004	$174,791
Other Income (Expense)	$(103,562)	$32,013
Net Loss	$(283,222)	$(140,654)

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues. We have operated at a loss in all relevant periods.

For our fiscal years ended January 31, 2016 and 2015, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise the necessary funding to implement our business plan and to successfully develop and market our software, generate revenues and operate a profitable business.

Revenue

We generated revenues of $ 20,199 for the fiscal year ended January 31, 2016, as compared to $13,574 for the fiscal year ended January 31, 2015, an increase of $6,625. This increase was attributable to revenue generated in consulting services consisting mostly of technical writing provided by the Company.

Cost of Revenue

During the twelve months ended January 31, 2016 we incurred contract labor – related party costs of $17,855, as compared to $11,450 for the fiscal year ended January 31, 2015 directly related to the consulting services revenue we generated in the period.

Operating (Income) Expense

Operating expenses, which consisted of accounting, legal, research and development and general and administrative expenses for the fiscal year ended January 31, 2016, were $182,004 which is an decrease of $7,213, or 4% as compared to the operating expenses for the fiscal year ended January 31, 2015 of $174,791. The decrease in our operating expenses was primarily attributable to decrease in the professional fees during the year.

Other income (Expense)

Interest expense and amortization of debt discount for the fiscal year ended January 31, 2016 was $68,938 compared with $11,479 in the fiscal year ended January 31, 2015, an increase of $57,459 or 501%. The increase was due primarily to the Company’s increase in borrowings and primarily due to the beneficial conversion feature on notes payable calculated under the definitive convertible promissory note for the fiscal year ended January 31, 2016.

Net Loss

As a result of the foregoing, we incurred a net loss of $283,222 for the fiscal year ended January 31, 2016, which was an increase of $142,568, or 101.4%, as compared to the net loss for the fiscal year ended January 31, 2015 of $140,654.

We expect to incur operating losses in future foreseeable periods because we will be incurring expenses and not generating sufficient revenues to fund these expenses. We expect at a minimum $355,000 in operating costs over the next twelve months based on current operations. We cannot guarantee that we will be successful in generating sufficient revenues or finding other funds in the future to cover these operating costs. Failure to generate sufficient revenues or secure additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of January 31, 2016, we had cash and cash equivalents of $833 but were in the process of negotiating additional funding. As of January 31, 2015, we had cash and cash equivalents of $776.

Net cash used for operating activities was $65,484 for the fiscal year ended January 31, 2016. This compares to net cash used for operating activities of $31,433 for the fiscal year ended January 31, 2015.  During the fiscal year ended January 31, 2016, we incurred a loss of $283,222 which was partially reduced by $138,918 of non-cash expenses and increased by a non-cash gain of $14,376 on the conversion of notes payable to shares of our common stock. There was an $885 increase in accounts receivable, a $60,000 increase in accrued officer compensation and a $42,081 increase in accounts payable and accrued expenses to arrive at cash used in operations of $65,484. By comparison, during the fiscal year ended January 31, 2015 we incurred a loss of $140,654 which was partially reduced by $15,076 of non-cash expenses and increased by a non-cash gain of $43,492 on the settlement of accounts payable for debt and shares of our common stock. There was a $330 increase in accounts receivable, a $60,000 increase in accrued officer compensation and a $77,967 increase in accounts payable and accrued expenses to arrive at cash used in operations of $31,433.

Cash flows used in or generated by investing activities were $0 for the fiscal years ended January 31, 2016 and 2015 as we lacked the funding to be able to pursue investing opportunities.

Cash flows provided by financing activities were $65,541 for the fiscal year ended January 31, 2016, which compares to cash flows provided by financing activities of $13,379 for fiscal year ended January 31, 2015. During the fiscal year ended January 31, 2016, we received $2,223 of additional loans from one of our directors and repaid $7,953 to director, $38,150 of loans from unrelated third parties and $ 32,621 from related party.  By comparison, during the fiscal year ended January 31, 2015 we received $6,879 of additional loans from one of our directors, secured short-term borrowings of $5,000 and received $1,500 in reimbursement of certain previously paid deferred financing costs.

Over the next twelve months we do not expect substantial material capital costs to develop operations and charting products. Our estimated operating costs of $155,000 will be used for operations, contract workers, travel, and reporting, but none will be used to pay salaries unless deemed reasonable by management and directors.

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

Plan of Operation

Marketing and Sales Efforts

Our marketing efforts will primarily be related to assuring our product is easily found in app stores and create a smooth downloading experience. We anticipate allocating seven percent of funds raised for marketing as well as generating product awareness through paid investor relations programs. We believe that there will be sufficient funds available if a suitable advertising or promotional opportunity presents itself.

Once the app is live and we have had to begin initial Search Engine Optimization (“SEO”) work and internet marketing, we believe sales will be initially supported through the Apple store and our website. The website will be set up to record all visitors automatically and billing will be handled by Apple’s extensive billing backend. This system will allow us to minimize staff, maintain efficient delivery of products, and keep records for both accounting and marketing.

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

Consulting Services

During the twelve months ended January 31, 2016 and 2015, the Company provided technical writing and computer assisted design services to other startups using a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. We would anticipate that this revenue will eventually diminish completely if we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects.

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. It recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development Costs

Costs incurred in research and development activities are listed separately and expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2016 and 2015, the Company has no unrecognized tax benefits.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive

During the years ended January 31, 2016 and 2015, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation as their effect would have been anti-dilutive.

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

For the years ending January 31, 2016 and 2015.

APT Systems, Inc.

FINANCIAL STATEMENTS

With Report of Independent Registered Public Accounting Firm

For the years ended January 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

APT Systems, Inc.

We have audited the accompanying balance sheet of APT Systems, Inc. (“the Company”) as of January 31, 2016 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year in the one-year period ended January 31, 2016. APT Systems Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APT Systems, Inc. as of January 31, 2016, and the results of its operations and its cash flows for the one-year period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 of the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

Henderson, Nevada

April 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

APT Systems, Inc.

San Francisco, CA 94111

We have audited the accompanying balance sheet of APT Systems, Inc. as of January 31, 2015 and the related statements of operations, changes stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APT Systems, Inc. as of January 31, 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cutler & Co, LLC

Cutler & Co., LLC

Wheat Ridge, Colorado

June 5, 2015

________________________________________________________________________________________________________________

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

APT SYSTEMS, INC.
Balance Sheets
As of January 31, 2016 and 2015

	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$833	$776
Accounts receivable	1,215	330
Other current assets	8,000	-
Total current assets	10,048	1,106

Other Assets
Software (net of $9,191 and $7,079 accumulated amortization respectively)	2,414	4,526

Total Assets	$12,462	$5,632

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$90,849	$48,769
Accrued officer compensation	125,300	75,000
Convertible note payable	62,000	50,000
Notes payable – current portion	39,839	7,189
Loan from director	2,672	8,402
Total current liabilities	320,660	189,360

Convertible notes payable – related party	20,621	-
Notes payable, less current portion	5,000	-
Total liabilities	346,281	189,360

STOCKHOLDERS' DEFICIT
Common stock 0.0001 par value, 200,000,000 shares authorized; 115,941,670 and 8,915,000 shares issued and outstanding as of January 31, 2016 and 2015, respectively.	11,595	892
Additional paid-in capital	235,036	112,608
Accumulated deficit	(580,450)	(297,228)
TOTAL STOCKHOLDERS' DEFICIT	(333,819)	(183,728)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,462	$5,632

 The accompanying notes are an integral part of these financial statements

APT SYSTEMS, INC. Statements of Operations
For the years ended January 31, 2016 and 2015

	2016	2015

Revenue
Consulting revenue	$20,178	$13,540
E-book sales	21	34
Total Revenue	20,199	13,574

Cost of Revenue
Contract labor - related party	17,855	11,450

Gross Profit	2,344	2,124

Operating (Income) Expenses
Amortization	2,112	3,576
Compensation to officer	60,000	60,000
General and administrative	119,892	111,215
Total Operating (Income) Expenses	182,004	174,791

Net Operating Income (Loss)	(179,660)	(174,791)

Other Income (Expense)
Other income	500	-
Interest expense	(68,938)	(11,479)
Gain on settlement of accounts payable	-	43,492
Loss on conversion of notes payable	(35,124)	-
Total Other Income (Expense)	(103,562)	32,013

Net Loss	$(283,222)	$(140,654)

Earnings (Loss) per share:
basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
basic and diluted	37,521,722	8,886,589

The accompanying notes are an integral part of these financial statements

APT SYSTEMS, INC
Statements of Changes in Stockholders' Deficit For the Years ended January 31, 2016 and 2015

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance January 31, 2014, as adjusted for change in par value	8,830,000	$807	$95,693	$(156,574)	$(60,074)

Common stock issued in settlement of accounts payable at $0.20 per share	85,000	85	16,915	-	17,000

Net loss for the year ended January 31, 2015	-	-	-	(140,654)	(140,654)

Balance January 31, 2015	8,915,000	$892	$112,608	$(297,228)	$(183,728)

Issuance of common stock for repayment of notes payable	5,000,000	500	-	-	500

Issuance of common stock for conversion of notes payable	-	-	102,431	-	102,431

Issuance of common stock for conversion of accrued salaries	97,000,000	9,700	-	-	9,700

Issuance of common stock to directors	5,000,000	500	-	-	500

Issuance of common stock for services rendered	26,670	3	19,997	-	20,000

Net loss for the year ended January 31, 2016	-	-	-	(283,222)	(283,222)

Balance January 31, 2016	115,941,670	$11,595	$235,036	$(580,450)	$(333,819)

The accompanying notes are an integral part of these financial statements

APT SYSTEMS, INC
Statements of Cash Flows
For the Year ended January 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(283,222)	$(140,654)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization expense	2,112	3,576
Write off of deferred financing costs	-	11,500
Gain on settlement of accounts payable for stock	-	(38,250)
Gain on settlement of accounts payable by issuance of loan issuance	-	(5,242)
Loss on conversion of notes payable for stock	49,500	-
Issuance of common stock for services rendered	20,000
Expense for beneficial conversion feature	67,306	-
Gain on conversion of convertible notes payable	(14,376)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(885)	(330)
(Increase) in prepaid expenses	(8,000)	-
Increase in accounts payable and accrued expenses	42,081	77,967
Increase in accrued officer compensation	60,000	60,000
Net cash provided by (used in) operating activities	(65,484)	(31,433)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan from director	2,223	6,879
Repayment of loan from director	(7,953)	-
Issuance of convertible notes payable	32,621	-
Issuance of notes payable	38,150	5,000
Issuance of common stock for cash	500	-
Decrease (increase) in deferred financing costs	-	1,500
Net cash provided by financing activities	65,541	13,379
Net change in cash and cash equivalents	57	(18,054)
Cash and cash equivalents at beginning of period	776	18,830
Cash and cash equivalents at end of period	$833	$776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$4,821	$1,378
Income Taxes	$-	$-
Equity Securities issued for services:
Loan issued settlement of accounts payable	$-	$-
Stock issued settlement of accounts payable	$-	$55,250
Stock issued settlement of notes payable	$500	$-

The accompanying notes are an integral part of these financial statements

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2016 and 2015

__________________________________________________________________________

1.  NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative stock trading platforms, financial apps and visualization solutions for charting the financial markets. While management works to deliver equities trading software it also is strategically acquiring other compatible financial businesses or software which demonstrates strong growth potential stemming from a solid business plan. The Company has launched a publication promoting a trading strategy using its Apple developer account and has successfully tested revenue payments. Our proprietary custom charting tools and trading platforms will later be available to licensees and subscribers.

During the twelve months ended January 31, 2016, the Company was providing technical writing and computer assisted design services to other startups using a contractor, a related person (family member to the Chief Executive Officer, to generate certain additional revenues. We would anticipate that this revenue will diminish entirely if we are able to raise the necessary funding to allow the contractor to work exclusively on in-house projects.

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

As of fiscal years ended January 31, 2016 and 2015, the Company had refundable deposits outstanding of $11,500 and $13,000, respectively.  The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement.  The deposits are refundable for non-performance.  As of the date of this report, neither the bridge loan nor the private placement had been secured.

To date, one consulting firm has refunded to the Company $1,500 of the $4,000 that they were paid as part of their obligation to refund amounts on deposit for non-performance under the agreements.  As of January 31, 2016, no successful equity or debt funding is expected to arise from these payments and as repayment of the remaining amounts owed to the Company on these agreements is uncertain $11,500, or 100% of the outstanding balance of the deferred financing costs has been written off effective January 31, 2015.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded $12,003 and $0 advertising costs during for the years ended January 31, 2016 and 2015.

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

The recorded amounts of financial instruments, including cash, unbilled revenue, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of January 31, 2016 and 2015 due to the short term maturities of these financial instruments.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2016 and 2015, the Company has no unrecognized tax benefits.

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

During the years ended January 31, 2016 and 2015, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation as their effect would have been anti-dilutive.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 8 – Stockholders’ Deficit below.  As of the fiscal years ended January 31, 2016 and 2015, no stock options had been issued or were outstanding.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

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

Business Segments

The Company believes that its activities during the twelve months ended January 31, 2016 and 2015 comprised a single segment.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2015 presentation.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements and disclosures.

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

3.  GOING CONCERN AND LIQUIDITY

At January 31, 2016 the Company had cash of $833, insufficient revenue to meet its ongoing operating expenses, liabilities of $346,281, of which approximately $40,000 of notes payable are in default, accumulated losses of $580,450 and a stockholders’ deficit of $333,819.

In the audited financial statements for the fiscal years ended January 31, 2016 and 2015, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if Company is unable to continue as a going concern.

4.  RELATED PARTY TRANSACTIONS

 Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of January 31, 2016 and 2015, was $125,300 and $75,000 respectively. During the year ended January 31, 2016, the President elected to convert $9,700 of the accrual in to 97,000,000 shares of the Company’s common stock. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares. The President has deferred her decision until January 15, 2017 and will be provided to the Board of Directors before our financial year end.

For the year ended January 31, 2016, the Company repaid the President’s short term advance of $2,672.

During the twelve months ended January 31, 2016, the Company was providing technical writing and computer assisted design services to other startups provided by a contractor, a related person (family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $20,450 and $11,450 to the related party consultant in respect of the provision of these services during the years ended January 31, 2016 and 2015, respectively.

The Company entered into a Consulting Agreement with Joseph J. Gagnon, the Secretary of the Board of Directors, on February 3, 2012. This agreement was amended jointly by the Board of Directors and Mr. Gagnon. As of June 15, 2012, it was agreed and accepted by all that Mr. Gagnon should discontinue his full-time services for a non-specified period of time. As of January 31, 2016, Mr. Gagnon is not scheduled to resume his duties unless otherwise agreed to in writing.  Mr. Gagnon was paid a $0 and $1,000 during the years ended January 31, 2016 and 2015, respectively.  No balance was owed to Mr. Gagnon by us as of January 31, 2016.

5.  CONVERTIBLE NOTE PAYABLE, RELATED AND UNRELATED PARTIES

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000  This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The Company secured an initial extension of the convertible note to January 29, 2015 earlier this year and subsequently a further extension to December 31, 2016. The note has been reduced to $49,500 through the sale of part of the debt to unrelated third party.

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

No value has been assigned to the conversion feature attached to this note payable as the possibility of the Company completing such a Qualifying Financing or completing a sale of the Company before May 7, 2015 was considered to be extremely remote.

On October 2, 2015, the Company received $12,500 by way of an unsecured short-term loan from a non-related party for a term of one year.  Principal and interest at 8% per annum accrued thereon are due and payable on October 1, 2016. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock. The conversion rate is equal to the fair market value of the Company’s common stock on the date of conversion.

The Company had executed three lending arrangements with a related party, affiliated to the CEO of the company.  The effective dates of the loans are November 23, 2015, December 28, 2015 and January 12, 2016.  The loan amounts are $3,000, $16,121 and $1,500, respectively, with interest accruing at 5% per annum.  Repayment is in one lump sum due and payable on or before December 31, 2018, December 31, 2018 and January 31, 2019, respectively. The notes are convertible, at the holder’s request, into shares of the Company’s common stock at the rate of $9.50 per share.

6.  NOTES PAYABLE

In November 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400.00. As of January 31, 2016, we are default under the loan agreement.

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Accordingly we also recognized a $5,242 gain on the settlement of the $7,430 balance of accounts payable by assuming a loan of $2,189. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of January 31, 2016, we are in default under this loan agreement.

The Company had executed four short-term lending arrangements with non-related party by.  The effective dates of the loans are May 1, 2015, June 22, 2015, June 27, 2015 and September 22, 2015.  The loan amounts are $25,000, $3,000, $2,700 and $1,950, respectively, with interest accruing at 5% per annum. Repayment is in one lump sum due and payable on or before December 4 through January 31, 2016. The repayment dates have been extended through July 31, 2016.

7.  COMMITMENTS AND CONTINGENCIES

On July 8, 2014, the Company entered into an agreement to issue 100,000 shares of its common stock as a deposit for an option to acquire 100% of the issued share capital of AZUR Universal Inc., subject to certain terms and conditions. As at the date of this report certain due diligence remains to be completed, no shares have been issued as yet and no liability for this potential future issuance has been recognized in these financial statements. It is anticipated these shares will be issued within the terms and new timelines of the agreement. See Note 1 – Subsequent Events.

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements and other possible forms, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission (ASC). These fines have now been stated to be CDN$10,120 or approximately $7,500 as advised and invoiced by the ASC, and have been accrued into the financial statements as of January 31, 2016.  The Company is considering engaging its legal counsel to assist in reducing or eliminating these penalties within the next quarter

8.  SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share.

No shares of preferred stock were issued or outstanding during the fiscal years ended January 31, 2016 and 2015.

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

In December 2015, the Company issued 26,670 shares of its common stock at a fair value of $ 20,000, respectively, for service rendered by unrelated third parties.

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

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options.  The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.  As of January 31, 2016 and 2015, no options have been issued under this Plan.

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

The provision for federal income tax consists of the following for the periods ending:

	January 31, 2016	January 31, 2015
Federal income tax benefit attributed to:
Net operating loss	$(96,000)	$(48,000)
Valuation allowance	96,000	48,000
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2016	January 31, 2015
Deferred tax attributed:
Net operating loss carryover	$197,000	$101,000
Less: change in valuation allowance	(197,000)	(101,000)
Net deferred tax asset	$-	$-

At January 31, 2016 and 2015, the Company had an unused net operating loss carry-forwards approximating $580,000 and $297,000, respectively that are available to offset future taxable income. The loss carry-forwards will start to expire in 2031.

In assessing the reliability of the deferred tax assets at January 31, 2016 and 2015 of $197,000 and $101,000, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, the Company concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, the Company has established a full reserve against this asset. The valuation allowance was $197,000 and $101,000 as of January 31, 2016 and 2015, respectively.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2016 and 2015, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. The tax years for 2010 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

10. SUBSEQUENT EVENTS

The Company had retained TESO Communications as its Investor Relations and Public Relations manager and under the agreement the Company may pay the invoice with cash or by issuing shares against the invoices submitted.  The Directors opted to issue shares before the end of the initial agreement period of January 16, 2015 but the same were not yet issued.  The agreement represented a cash payment of $25,000 or the issuance of 50,000 restricted common shares at the completion of the agreement which has been extended to May 15, 2016.

In February and March of 2016, the Company entered into two loan agreements with Crown Bridge Partners for $33,000 and $25,600 respectively. The notes are due and payable twelve months from the issuance date and bear interest at 8% per annum. If the notes are paid off prior to the due day, the Company is required to pay the face amount plus penalty ranging from 10% to 35% depending on the repayment date. Also, after 181 days from the issuance date, the note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the lowest trade during the previous 10 trading days.

In April 2016, the Company entered into an agreement (“Investment Agreement”) for a unrelated third party (“Investor”) to purchase up to $5,000,000 of the Company’s common stock. In conjunction with the Investment Agreement, the Company entered into a registration rights agreement (“Registration Agreement”). The Registration Agreement requires the Company to use its best effort, with in thirty days, to file with the SEC a Form S-1 (“Registration Statement”) covering a certain number of shares to be used for the Investment Agreement.  Upon the effective date of the Company’s Registration Statement, the Company has the right to put (“Put Notice”) to the investor, for purchase, certain amount of shares of the Company’s common stock. For each Put Notice, the number of shares shall be equal to one-hundred and fifty percent of the average of the daily trading dollar volume of the Company’s common stock for the ten consecutive trading days immediately prior to the Put Notice, so long as such amount does not exceed an accumulative amount per month of $150,000, unless prior approval of the Investor.

In Conjunction with Investment Agreement, the Company entered issued two promissory notes to the investor in the amounts of $20,000 and $55,000. Both promissory notes accrue interest at the rate of 10% per annum and are due seven months from the effective date of the Company’s Registration Statement. The proceeds from the $20,000 promissory note were used to pay the Company’s legal fees associated with the Investment Agreement. The proceeds from the $55,000 promissory note were used to pay the Company’s commitment fee to the Investor.

In accordance with the agreement entered into on July 8, 2014 with AZUR Universal, Inc. we issued the required deposit of 100,000 shares of our common stock in March 2016. This transaction has not closed, as we are still in the due diligence process.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through the date of available issuance of these audited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2016 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of January 31, 2016, our internal control over financial reporting was not effective based on those criteria.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Positions and Offices Held

Glenda Dowie	59	Director, President, Chief Executive Officer

Joseph Gagnon	58	Director, Secretary, Chief Technology Officer

Carl Hussey	65	Director, Treasurer, Chief Financial Officer

Glenda Dowie has been President, Chief Executive Officer and a Director of the Company since inception. She is a full-time equities trader. She is the President and Founder of the stock trading site TraderZone.com and its affiliated newsletter-inspired BuyZoneReview.com. For the past eleven years, she has focused her energy and talents on stock trading indicators, refining her methodology for active trading and developing formulas that capture market momentum. During the past five years, Ms. Dowie had worked for the company that she owned: The TraderZone Corporation. Ms. Dowie is the director of TraderZone. Ms. Dowie has shared her experience through Published Articles on Investopedia (division of Forbes) as well as published a book entitled “6 Steps to Buying a Winning Stock” made available through the Apple Store.

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

Audit Committee Financial Expert

The Board of Directors does not have an “audit committee financial expert,” as such term is defined in Item 401(h)(2) of Regulation S-K.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended January 31, 2016 and 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Technology Officer, and our Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards (1) ($)	All Other Compensation	Total ($)
Glenda Dowie	2016	$60,000	0	0	0	$60,000
Chief Executive Officer	2015	$60,000	0	0	0	$60,000

Joseph Gagnon	2016	0	0	0	0	0
Chief Technology Officer	2015	0	0	0	0	0

Carl Hussey	2016	0	0	0	0	0
Chief Financial Officer	2015	0	0	0	0	0

(1)

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Dowie on an ongoing basis.  As of January 31, 2016, accrued officer compensation was $125,300.  The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  Ms. Dowie can elect at any time to convert some, or all, of her accrued compensation into shares of the Company as determined by the Board of Directors in consultation with its legal advisors.  Market price will be the publicly quoted share price, when such a publicly quoted price becomes available or the last cash price the Company received for the sale of its common shares.

Outstanding Equity Awards at the End of the Fiscal Year

No equity compensation has been paid under the Plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix compensation of directors.  No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Glenda Dowie on an ongoing basis.  As of January 31, 2016 and January 31, 2015 accrued officer compensation was $125,300 and $75,000 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company as determined by the Board of Directors in consultation with its legal advisors.  Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares. The Company has no other employment agreements in effect.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 27, 2016, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of April 27, 2016. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 116,041,670 shares of common stock outstanding as April 27, 2016 plus, for each individual, any securities that individual has the right to acquire within 60 days of April 27, 2016.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Glenda Dowie (3)	102,000,000	87.9%
505 Montgomery Street,
11th Floor
San Francisco, CA 94111

Joseph Gagnon (3)	2,200,000	1.9%
505 Montgomery Street,
11th Floor
San Francisco, CA 94111

Carl Hussey (3)	2,200,000	1.9%
505 Montgomery Street,
11th Floor
San Francisco, CA 94111

All Officers and Directors as a Group	106,400,000	91.7%

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3) An officer and director of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of January 31, 2016, regarding shares of common stock that may be issued under the Company’s 2012 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-	-	5,500,000
Equity compensation plans not approved by security holders (2)
Total	-	-	5,500,000

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

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis.  As of January 31, 2016 accrued officer compensation was $125,300.  The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion.  Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares.

As of January 31, 2016 and 2015, the Company owed the President $2,673 and $8,402, respectively, by way of loan. The loan is unsecured, due on demand and interest free.

During the twelve months ended January 31, 2016, the Company was providing technical writing and computer assisted design services to other startups provided by a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $17,855 to the related party consultant in respect of the provision of these services during the twelve months ended January 31, 2016 (2015 – $11,450).

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

Item 14: Principal Accountant Fees and Services.

Audit Fees

For the Company’s fiscal year ended January 31, 2016 and 2015, we were billed approximately $20,100 and $9,500, respectively for professional services rendered for the audit and reviews of our financial statements.  Costs increased due to change in auditor from Cutler & Co., LLC to RBSM LLP this year.

Audit Related Fees

For the Company’s fiscal year ended January 31, 2016 and 2015, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company’s fiscal years ended January 31, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2016 and 2015.

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

Currently our entire board of directors, the active members of the audit committee, pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered. An Audit Committee was created on January 31, 2015 to better manage the audit process and remains in place.

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	May 6, 2016
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technology Officer and Director	May 6, 2016
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	May 6, 2016
,Carl Hussey	Title	Date