Form 10-Q
period 2016-04-30
APT Systems Inc
filed 2016-06-20
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2016

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

As of June 20, 2016, registrant had 124,325,003 outstanding shares of the registrant's common stock.

FORM 10-Q

APT SYSTEMS, INC.

FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “APT Systems,” “APT,” “the Company,” “we,” “us,” and “our,” refer to APT Systems, Inc., a Delaware corporation.

FORWARD LOOKING STATEMENTS

The following notes contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. APTY may also opt to disseminate information about itself, including the results of its operations and financial information, via social media platforms such as Facebook, LinkedIn and Twitter. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 1. FINANCIAL STATEMENTS

_______________________________________________________________________

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended April 30, 2016 and 2015

_________________________________________________________________________

APT Systems, Inc.

Condensed Financial Statements

(Unaudited)

APT SYSTEMS, INC.
Balance Sheets

	April 30, 2016	January 31,2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,525	$833
Accounts receivable	1,215	1,215
Investments (Cost of $20,000)	24,434	-
Other current assets	68,483	8,000
Total current assets	95,657	10,048

Other Assets
Software (net of $9,691 and $9,191 accumulated amortization respectively)	1,914	2,414
Total other assets	1,914	2,414

Total Assets	$97,571	$12,462

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$121,925	$90,849
Accrued officer compensation	140,300	125,300
Convertible notes payable, net of discount of $4,658 and $0, respectively	115,942	62,000
Notes payable, net of discount of $2,735 and $0, respectively	60,104	39,839
Loan from director	338	2,672
Total current liabilities	438,609	320,660

Convertible notes payable - related party	26,276	20,621
Notes payable - less current portion	5,000	5,000
Total Liabilities	469,885	346,281

Stockholders' Deficit

Common stock $0.0001 par value, 200,000,000 shares authorized; 116,041,670 and 115,941,670 shares issued and outstanding as of April 30, 2016 and January 31, 2016, respectively.	11,605	11,595
Stock payable	114,000	-
Additional paid-in capital	300,026	235,036
Accumulated deficit	(797,945)	(580,450)
Total Stockholders' Deficit	(372,314)	(333,818)

Total Liabilities and Stockholders' Deficit	$97,571	$12,462

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	April 30, 2016	April 30, 2015

Revenue
Consulting revenue	$-	$9,513
E-book sales	-	-
Total revenue	-	9,513

Cost of revenue
Contract labor - related party	-	7,002
Total cost of goods sold	-	7,002

Gross Profit	-	2,511

Operating expenses
Amortization	3,750	634
Compensation to officer	15,000	15,000
General and administrative	196,065	7,876
Total operating expenses	214,815	23,510

Net operating loss	(214,815)	(23,510)

Other income (expense)
Unrealized gain on investments	4,434	-
Other income	264	-
Interest expense	(7,378)	(3,663)
Total other income (expense)	(2,680)	(3,663)

Net loss	$(217,495)	$(24,662)

Loss per share: basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding: basic and diluted	115,989,448	8,915,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	April 30, 2016	April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(217,495)	$(24,662)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	500	634
Unrealized gain from investment	(4,434)	-
Common stock issued for consulting services	114,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(1,920)
(Increase) in other current assets	4,517	-
Purchase of investments	(20,000)	-
Increase in accounts payable and accrued expenses	31,076	7,506
Increase in accrued officer compensation	15,000	15,000
Net cash used in operating activities	(76,836)	(3,442)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of loan from director	526	2,299
Repayment of loan from director	(2,860)	(2,470)
Issuance of short-term notes payable	74,207	5,000
Issuance of long-term notes payable	5,655	-
Net cash provided by financing activities	77,528	4,829

Net change in cash and cash equivalents	692	1,387

Cash and cash equivalents at beginning of period	833	776

Cash and cash equivalents at end of period	$1,525	$2,163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :
Interest	$1,744	$1,100
Income Taxes	$-	$-

Equity Securities issued for services:
Stock issued for the deposit on purchase of intellectual property	$65,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2016 AND 2015

1.  NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative and intuitive stock trading platforms, financial apps and visualization solutions for charting the financial markets. While management works to deliver equities trading software it also is strategically acquiring other compatible financial businesses or software which demonstrates strong growth potential stemming from a solid business plan. We have identified prospective opportunities and continue with due diligence efforts that will and do include testing software performance within funded external trading accounts. This quarter, the Company has claimed the profits earned from its testing of strategies and software as revenue. The amount of funds put into two trading accounts for preliminary testing totalled $20,000 and additional testing will continue in May and June. Small revenue had come from a previously launched publication promoting a trading strategy using an Apple developer account and it successfully tested revenue payments.

Management will continue to expand upon trading its platform named Intuitrader, and related software products, those acquired as well as those developed in-house. Any profits generated from funds used in live trading tests can be used to offset future development costs, within an operation that is planned to operate as a wholly-owned subsidiary. We constantly strive to pioneer original trading tools along with new approaches for managing risk. After beta testing, our proprietary custom charting tools and trading platforms will later be available to subscribers for a fee.

During the twelve months ended January 31, 2016, the Company was providing technical writing and computer assisted design services to other startups using a contractor, a related person (family member to the Chief Executive Officer), to generate certain additional revenues. We confirm that this revenue has diminished this quarter as anticipated and as we are able to secure other contracts or raise the necessary funding, we will re-engage the contractor to work on projects.

2.  GOING CONCERN AND LIQUIDITY

As of April 30, 2016, the Company had cash of $1,525, insufficient revenue to meet its ongoing operating expenses, and liabilities of $469,885, accumulated losses of $797,945 and a shareholders’ deficit of $372,314.

In the audited financial statements for the fiscal years ended January 31, 2016 and 2015, the Reports of our Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the three months ended April 30, 2016 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.  Operating results for the three months ended April 30, 2016 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2017.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2016 included in our Form 10-K filed with the SEC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of April 30, 2016 and January 31, 2016 due to the intended short term maturities of these financial instruments.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development Costs

Any costs incurred in research and development are listed separately and expensed as incurred.

Deferred Financing Costs

Costs with respect to issue of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized as debt discount over the term of any debt funding if successful or expensed if the proposed equity or debt transaction is unsuccessful.

For the three month periods ended April 30, 2016 and 2015, the Company had refundable deposits outstanding of $11,000 and $11,500, respectively.  The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement.  The deposits are refundable for non-performance.  As of the date of this report, neither the bridge loan nor the private placement had been secured.

To date, one consulting firm has refunded to the Company $1,500 of the $4,000 that they were paid as part of their obligation to refund amounts on deposit for non-performance under the agreements.  As of April 30, 2016, no successful equity or debt funding is expected to arise from these payments and as repayment of the remaining amounts owed to the Company on these agreements is uncertain, $11,000 or 100% of the outstanding balance of the deferred financing costs has been written off effective January 31, 2015.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising and promotional costs of $11,536 and $0 for the three months ending April 30, 2016 and 2015, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At April 30, 2016 and 2015, the Company has no unrecognized tax benefits.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the three month ended April 30, 2016 and 2015, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation; as such an inclusion would have been anti-dilutive due to the losses incurred in both periods.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718 and ASC 505, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 8 – Stockholders’ Deficit below.  During the three month periods ended April 30, 2016 and 2015, no stock options had been issued or outstanding.

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

Investments

The Company’s investments are reported at fair value, with realized and unrealized gains and losses included in earnings.

In February of 2016, the Company contracted traders as testers as part of the due diligence process to test strategies, indicator reliability and trading platforms within their designated accounts. The contracted traders could use funds for trading securities or derivatives, which mainly consisted of various options, currency pairs and futures. All trading activities will return to cash after the strategies are monitored over a reasonable period of time. While, the Company’s business model is not investing, short term investing is required to test elements of the software including connectivity to independent brokers. As of April 30, 2016, the fair value of trading accounts collectively was $24,434.

	April 30, 2016	April 30, 2015
Investment available	$20,000	$-
Unrealized gains (losses) over 3 months	4,434	-
Investments at fair market value for period	$24,434	$-

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

Business Segments

The Company believes that its activities during the three month periods ended April 30, 2016 and 2015 comprised a single segment.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed financial statements and disclosures.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

4.  RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of April 30, 2016 and January 31, 2016 was $140,300 and $125,300 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares. The President has deferred her decision until January 15, 2017 and will be provided to the Board of Directors before our financial year end.

As of April 30, 2016 and January 31, 2016, the Company owed the President $338 and $2,672 respectively by way of loans. As of April 30, 2016 and January 31, 2016, the Company repaid the President’s short term advance of $2,860 and $4,743, respectively. The loans are unsecured, due on demand and interest free.

During the twelve months ended January 31, 2015, the Company commenced providing consulting, technical writing and computer assisted design services to other startups provided by a contractor, a related person (family member to the Chief Executive Officer) to generate certain additional revenues. The Company paid $0 and $7,002 to the related party contractor in respect of the provision of these services during the three months ended April 30, 2016 and 2015, respectively.

5.  CONVERTIBLE NOTES PAYABLE, RELATED AND UNRELATED PARTIES

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000.  This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently a further extension to December 31, 2016. The note has been reduced to $49,500 through the sale of part of the debt to an unrelated third party.

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

No value had been assigned to the conversion feature attached to this note prior, as the possibility of the Company completing such a Qualifying Financing or completing a sale of the Company before January 31, 2016 was considered to be very remote.

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

The Company has executed two additional notes with the same related party. The effective dates of the additional loans are March 10, 2016 and March 15, 2016.  The loan amounts are $2,770 and $2,885, respectively, with interest accruing at 5% per annum. Repayment is in one lump sum due and payable on or before January 31, 2019. All notes are convertible, at the holder’s request, into shares of the Company’s common stock at the rate of $9.50 per share.

In February and March of 2016, the Company entered into two loan agreements with unrelated parties for $33,000 and $25,600 respectively. The notes are due and payable twelve months from the issuance date and bear interest at 8% per annum. If the Notes are paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days.

In April 2016, the Company entered into an agreement (“Investment Agreement”) for an unrelated third party (“Investor”) to purchase up to $5,000,000 of the Company’s common stock. In conjunction with the Investment Agreement, the Company entered into a registration rights agreement (“Registration Agreement”). The Registration Agreement requires the Company to use its best effort, with in thirty days, to file with the SEC a Form S-1 (“Registration Statement”) covering a certain number of shares to be used for the Investment Agreement.  Upon the effective date of the Company’s Registration Statement, the Company has the right to put (“Put Notice”) to the investor, for purchase, certain amount of shares of the Company’s common stock. For each Put Notice, the number of shares shall be equal to one-hundred and fifty percent of the average of the daily trading dollar volume of the Company’s common stock for the ten consecutive trading days immediately prior to the Put Notice, so long as such amount does not exceed an accumulative amount per month of $150,000, unless prior approval of the Investor.

In Conjunction with Investment Agreement, the Company entered issued two promissory Notes to the Investor in the amounts of $46,000 and $55,000. Both promissory notes accrue interest at the rate of 10% per annum and are due seven months from the effective date of the Company’s Registration Statement. The first tranche of proceeds of $20,000 from the promissory note were used to pay the Company’s fees associated with the Investment Agreement. The proceeds from the $55,000 promissory note are to be used to pay the Company’s commitment fee to the Investor.  The Investor did not advance the second tranche of the promissory note of $46,000 after the S-1 was filed on May 16, 2016.

6.  NOTES PAYABLE

In November 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of April 30, 2016, we are in default under the loan agreement.

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Accordingly we also recognized a $5,242 gain on the settlement of the $7,430 balance of accounts payable by assuming a loan of $2,189. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of April 30, 2016, we are in default under this loan agreement.

The Company had executed four short-term lending arrangements with non-related party.  The effective dates of the loans are May 1, 2015, June 22, 2015, June 27, 2015 and September 22, 2015.  The loan amounts are $25,000, $3,000, $2,700 and $1,950, respectively, with interest accruing at 5% per annum. Repayment is in one lump sum due and payable on or before December 4 through January 31, 2016. The repayment dates have been extended through July 31, 2016. See subsequent events providing notice that $25,000 note was sold in June to facilitate a conversion to free trading shares.

7.  COMMITMENTS AND CONTINGENCIES

On July 8, 2014, the Company entered into an agreement to issue 100,000 shares of its common stock as a deposit to acquire software and against an option to acquire 100% of the issued share capital of AZUR Universal Inc., subject to certain terms and conditions. As at the date of this report certain due diligence remains to be completed.  The common shares due were issued in March of 2016 as the directors intend to continue exploring the merits and timing of this software acquisition. Additional common shares would be issued to complete the full purchase transaction. The deposit is non-refundable and forfeited if the acquisition does not complete.

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements and other possible forms, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission (ASC). These fines have now been stated to be CDN$10,120 or approximately US$7,500 as advised and invoiced by the ASC, and have been accrued into the financial statements as of April 30, 2016. The Company is considering engaging its legal counsel to assist in reducing or eliminating these penalties within the next quarter. Further correspondence has been delivered to the ASC after filing the 10-K for January 31, 2016.

8.  STOCKHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share.

No shares of preferred stock were issued or outstanding during the three months ended April 30, 2016 and 2015.

Common Shares

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share.

On March 18, 2016, the directors approved 100,000 shares of the Company's common stock be issued to Azur Universal Inc and were issued at $.65 per share as per the agreement signed July 8, 2014 (See Note 7). The amount was recorded as deposit on software acquisition under other current assets.

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options.  The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.  As of April 30, 2016 and 2015, no options have been issued under this Plan.

9.  SUBSEQUENT EVENTS

The Company had retained TESO Communications as its Investor Relations and Public Relations manager and under the agreement the Company may pay the invoice with cash or by issuing shares against the invoices submitted.  The Directors opted to issue shares before the end of the initial agreement period of January 16, 2015 but the same were not yet issued.  The agreement represented a cash payment of $25,000 or the issuance of 50,000 restricted common shares at the completion of the agreement which has been extended to May 15, 2016 has now ended and the company awaits their final invoice to complete matters.

As part of an agreement with Investors, the company retained legal counsel and prepared an S-1 filing outlining the details of the agreement for consideration and approval of the Securities and Exchange Commission (SEC) in May. It has come to the attention of the directors recently that the Company may not complete the S1 filing process without paying substantial fees to the OTC Markets to move up to a listing on OTCQB Markets. This along with correspondence from the SEC, has the directors considering setting aside the application for the next few months and possibly abandoning it completely.  A board decision on this matter is further complicated by the decision of our counsel to end their security practice in June of this year.

The Company also filed an 8-K, in May, noting a share buyback program adopted by the directors to help offset future share dilution stemming from borrowing activities. The directors believed it is important to demonstrate confidence in the strength of our business plan and to reinforce our ongoing commitment to improving shareholder returns.

The Company has retained three unrelated parties as Consultants to help develop investor awareness in the Company through varied campaigns that revolve around contacting known sophisticated investors through media outlets, newsletters, emails and direct telephone calls. The consultants are compensated in combination of cash and restricted common shares. Shares were issued in May and June and will be fully reported next quarter. In May and June, the Company issued 8,283,333 shares of its common stock for services rendered by unrelated third parties.

In May, the Company agreed to allow a non-related party to sell their debt representing a promissory note for $25,000 due for repayment on July 1, 2016. This will reduce the Company’s overall debt and help offset new loans.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through the date of available issuance of these unaudited condensed financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

Overview and History

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010. The Company has not as yet generated significant sales revenues as its key products are still under development. Its limited start-up operations have consisted of the formation of the Company, development of its business plan, identification of its target market, naming its software Intuitrader, and limited research towards the development of its software products. However, the company was able to engage in testing trading strategies and products in a limited fashion in 2016. During the twelve months ended January 31, 2016, the Company continued providing technical writing and computer assisted design services to other startups using a contractor, a related person (family member to the Chief Executive Officer), to generate certain additional revenues. We would anticipate that this consulting revenue will eventually diminish entirely. We plan on raising additional funds by issuing shares but do not rule out the possibility of additional loans. However, there is no guarantee we will be successful in raising sufficient funding to progress with the implementation of our business plan.

We have not been subject to any bankruptcy, receivership or similar proceeding.

We are a company that specializes in the creation of innovative equities trading platforms. We are focusing on the mobile device market where we intend to develop and publish custom technical analysis indicators and trading systems both in-house and for third parties. In addition, we intend to develop a user friendly charting tool that displays price action and historic pricing for publicly traded companies. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. We plan to utilize real time and delayed data networks along with graphic techniques which will provide solutions that can speak to the mobile needs to be demanded by the next generation of equity, currency, futures and commodity traders.

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

On February 19, 2014, the Company had received notice from FINRA that the trading symbol APTY has been allocated to the APT Systems, Inc.  We prepared an application for DTCC eligibility to allow the markets access to trade our shares electronically. We expect our approval would assist us in our financial goals and help to attract investors.

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

Contracted Consultants

We currently have one consultant under contract. Mr. Gagnon is the only officer with a formal consulting agreement that was amended to accommodate a leave of absence on June 15, 2013. However, he will continue to serve as an officer and director of the Company during his leave from active consulting. Our other officers and directors currently provide some services on a consultant basis without compensation. Based upon the amount of the proceeds from additional sales of our common stock, other future employees and directors may receive salaries. Once we generate sufficient revenue, future salaries for all parties will be evaluated at that time.

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Dowie on an ongoing basis.  As of April 30, 2016 and January 31, 2016, accrued officer compensation was $140,300 and $125,300, respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  Ms. Dowie can elect at any time to give notice to convert some, or all, of her accrued compensation into shares of the Company’s common stock as determined by the Board of Directors and its legal advisors.

During the three months ended April 30, 2016, the Company continued providing technical writing and computer assisted design services to other startups provided by a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. The Company paid $0 and $7,002 to the related party contractor in respect of the provision of these services during the three months ended April 30, 2016 and 2015.

Intellectual Property Information

Our success and ability to compete will be dependent to a significant degree on our intellectual property, which may include our trade name, trading models, and visual charts. We intend to develop our technology internally and we will rely primarily on domain registration, trade secret, trademark, copyright, domain name, patent and contract law to protect our intellectual property. It is our intention to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property. Currently, we do not have any registered copyrights or patents; however, we may secure such registrations in the future.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have spent $500 and $0 respectively in the three months ended April 30, 2016 and 2015, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues.

For the Three Months Ended April 30, 2016 Compared to the Three Months Ended April 30, 2015

Revenue

The Company generated $0 in consulting revenue in the three months ended April 30, 2016 compared to $9,513 of revenue in the three months ended April 30, 2015, and $0 book revenues compared to $0 in three months ending April 30, 2015. As a startup company, we have generated only nominal revenue that does exceed our expenses.

Cost of Revenue

During the three months ended April 30, 2016 the Company paid $0 in contract labor – related party, associated with the consulting revenue generated for the same time period, as compared with $7,002 for the three months ended April 30, 2015, a decrease of $7,002 or 100%.

Operating (Income) Expenses

Operating expenses were $214,815 for the three month period ended April 30, 2016 compared to $23,510 for the three month period ended April 30, 2015, an increase of $191,305. The increase was primarily due to increases in legal fees from $0 to $28,400 for the period, and investor and public relations consulting fees paid of $119,000 compared to $0 for the period April 30, 2015. In addition, the Company engaged with outside foreign currency traders incurring consulting fees of $7,588 compared to $0 for the period.  The legal fees incurred in the three months ended April 30, 2016 primarily related to the preparation of the Company’s form 10K for the year ended January 31, 2016  and for legal advice related to news releases, filings, debt instrument reviews, corporate structuring, and agreements related to proposed acquisitions. We did not use external attorneys in the preparation of the Company’s form 10K for the year ended January 31, 2015 and consequently we did not incur any comparable legal fees during the three months ended April 30, 2015.

Other income (Expense)

The Company recorded unrealized gains on trading transactions of $4,434, other income of $264 and $0 and $0 for the three months ended April 30, 2016 and 2015, respectively while testing software and strategies.  In addition, for the three month period ended April 30, 2016, $214 was refunded from SEDAR for overpaid filing fees incurred in prior periods, as compared with $0 for the three month period ended April 30, 2015.

Interest expense and amortization of debt discount for the three month period ended April 30, 2016 was $7,378 compared with $3,663 for the three month period ended April 30, 2015, an increase of $3,715 or 101%. The increase was due primarily to the Company’s increase in borrowings as referred to in Notes 5 and 6 to the unaudited financial statements above.

Operating Loss

We incurred an operating loss of $214,815 in the three months ended April 30, 2016 compared to an operating loss of $23,510 for the three months ended April 30, 2015, an increase of $191,305 or 813.72%, due to the factors described above.

Interest Expense

We incurred an interest expense of $7,378 in the three month period ended April 30, 2016 compared to interest expense of $3,663 for the three month period ended April 30, 2015, an increase of $3,715. On January 8, 2014, we executed an unsecured short-term convertible note payable in the amount of $50,000.  Interest accrues at 19% per annum.  In addition we continued to fund some of our expenditures on credit cards, and have executed certain new short-term notes at varying interest rates as described in Note 6 Notes Payable in the condensed unaudited financial statements presented above.

Net Loss

In the three months ended April 30, 2016 we incurred a net loss of $217,495 compared to a net loss of $24,662 for the three months ended April 30, 2015, an increase of $192,833 or 781.9%, due to the factors discussed above.

Cash flow information for the three months ended April 30, 2016 is compared to the three months ended April 30, 2015

As of April 30, 2016, the Company had cash of $1,525, insufficient revenue to meet its ongoing operating expenses and liabilities of $469,885, accumulated losses of $797,945 and a stockholders’ deficit of $372,314.

The unaudited financial statements for the three months ended April 30, 2016 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $76,836 for the three month period ended April 30, 2016. This compares to net cash used for operating activities of $3,442 for the three month period ended April 30, 2015.  During the three months ended April 30, 2016 we incurred a loss of $217,945 which was increased due to unrealized gains on short-term investments and partially reduced by the issuance of common stock for consulting services of $114,000 and $500 of non-cash amortization expense, and a $46,076 increase in operating liabilities, and an increase of $24,517 in other current assets, investments and prepaid expenses, to arrive at cash used in operations of $76,836. By comparison, during the three months ended April 30, 2015 we incurred a loss of $24,662 which was partially reduced by $634 of non-cash amortization expense, an increase of $1,920 in unbilled revenue and a $22,506 increase in operating liabilities to arrive at cash used in operations of $3,442.

Cash flows generated by (used in) investing activities were at $0 and $0 for the three month periods ended April 30, 2016 and 2015.

Cash flows provided by financing activities were $77,528 for the three month period ended April 30, 2016 which compares to cash flows provided by financing activities of $4,829 for the three month period ended April 30, 2015. During the three months ended April 30, 2016 we received $526 of additional loans from one of our directors, made repayments to the same director in the amount of $2,860 and received $74,207 by way of short-term notes payable, and $5,655 in long-term debt.  By comparison, during the three months ended April 30, 2015, we received $2,299 in loans from one of our directors and made repayments to the same director in the amount of $2,470, and received $5,000 by way of a short-term note payable. No shares of our common stock were sold during the three months ended April 30, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of April 30, 2016, we had cash and cash equivalents of $1,525. As of January 31, 2016, we had cash and cash equivalents of $833.

Net cash used for operating activities was $76,836 and $3,442 for the periods ended April 30, 2016 and 2015.

Cash flows used in investing activities was $0 and $0 for the three month periods ended April 30, 2016 and 2015, respectively

Over the next twelve months we do expect some material capital costs to develop operations. Our estimated operating costs of $355,000 will be used for operations and reporting, but will be used to pay salaries as deemed reasonable by management.

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

Consulting Services

During the three months ended April 30, 2016, the Company did not provide technical writing and computer assisted design services to other startups using a contractor to generate certain additional revenues. This revenue source diminished as anticipated and is $0 for the quarter ending April 30, 2016.

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

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2016, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016. Based on this assessment, management believes that as of April 30, 2016, our internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended April 30, 2016 and 2015, there were no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results and none are threatened or pending to the best of our knowledge.

ITEM 1A. RISK FACTORS

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2016, the directors approved 100,000 shares of the Company's common stock be issued to Azur Universal Inc and were issued at $0.65 per share as per the agreement signed July 8, 2014. The amount was recorded as deposit on software acquisition under other current assets.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In November 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of April 30, 2016, we are in default under the loan agreement.

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

    * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 20, 2016.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	June 20, 2016
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	June 20, 2016
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	June 20, 2016
Carl Hussey	Title	Date