Form 10-Q/A
period 2016-04-30
APT Systems Inc
filed 2016-06-22
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to APT Systems, Inc.’s quarterly report on Form 10–Q for the period ended April 30, 2016, filed with the Securities and Exchange Commission on June 20, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1**	Certification of Chief Executive Officer pursuant to Section 302

31.2**	Certification of Chief Financial Officer pursuant to Section 302

31.3**	Certification of Principal Accounting Officer pursuant to Section 302

32.1**	Certification of Chief Executive Officer pursuant to Section 906

32.2**	Certification of Chief Financial Officer pursuant to Section 906

32.3**	Certification of Principal Accounting Officer pursuant to Section 906

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

    * Previously filed with Form S-1 Registration Statement, May 23, 2012

  ** Previously filed with Form 10-Q for the period ended April 30, 2016 on June 20, 2016.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 22, 2016.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	June 22, 2016
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	June 22, 2016
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	June 22, 2016
Carl Hussey	Title	Date

4