Form 10-Q
period 2016-07-31
APT Systems Inc
filed 2016-10-05
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

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

As of October 5, 2016, registrant had 148,457,788 outstanding shares of the registrant's common stock.

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

ITEM 1. FINANCIAL STATEMENTS

_______________________________________________________________________

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Six Month Periods Ended July 31, 2016 and 2015

_________________________________________________________________________

APT Systems, Inc.

Condensed Financial Statements

(Unaudited)

APT SYSTEMS, INC.
Condensed Balance Sheets

	July 31, 2016	January 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$861	$833
Accounts receivable	1,215	1,215
Investments	12,539	-
Prepaid expenses	38,033	-
Other current assets	268	8,000
Total current assets	52,916	10,048

Other Assets

Software (net of $10,191 and $9,191 accumulated amortization respectively)	92,514	2,414
Web site (net of $2,080 and $2,080 accumulated amortization respectively)	-	-
Total other assets	92,514	2,414

Total Assets	$145,430	$12,462

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$124,254	$90,849
Accrued officer compensation	155,300	125,300
Convertible notes payable, net of discounts of $3,249 and $0, respectively	117,351	62,000
Notes payable, net of discount of $2,735 and $0, respectively	48,629	39,839
Loan from director	3,168	2,672
Total current liabilities	448,702	320,660

Convertible notes payable - related party	26,276	20,621
Notes payable - less current portion	-	5,000
Total Liabilities	474,978	346,281

STOCKHOLDERS' DEFICIT

Preferred stock $0.001 par value, 10,000,000 shares authorized; None issued as of July 31, and January 31, 2015, respectively	-	-
Common stock $0.0001 par value, 200,000,000 shares authorized; 124,325,003 and 115,941,670 shares issued and outstanding as of July 31, 2016 and January 31, 2016, respectively.	12,433	11,595
Additional paid-in capital	568,380	235,036
Common stock payable	26,100	-
Accumulated deficit	(936,461)	(580,450)
TOTAL STOCKHOLDERS' DEFICIT	(329,548)	(333,819)

TOTAL LIABILITIES
AND STOCKHOLDERS' DEFICIT	$145,430	$12,462

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Condensed Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

Revenue
Consulting revenue	$-	$8,680	$-	$18,193
E-book sales	27	-	27	-
Total Revenue	27	8,680	27	18,193

Cost of Revenue
Contract labor - related party	-	6,364	-	13,365
Total Cost of Goods Sold	-	6,364	-	13,365

Gross Profit	27	2,316	27	4,828

Operating (Income) Expenses
Amortization	500	478	1,000	1,112
Compensation to officer	15,000	15,000	30,000	30,000
General and administrative	99,450	21,883	298,765	29,760
Total Operating (Income) Expenses	114,950	37,361	329,765	60,872

Net Operating Income (Loss)	(114,923)	(35,045)	(329,738)	(56,044)

Other Income (Expense)
Other income	859	500	5,557	500
Interest expense	(24,452)	(4,135)	(31,830)	(7,798)
Total Other Income (Expense)	(23,593)	(3,635)	(26,273)	(7,298)

Net Income (Loss)	$(138,516)	$(38,680)	$(356,011)	$(63,342)

Earnings (Loss) per share: basic and diluted	$0.00	$0.00	$0.00	$(0.01)

Weighted average number of common shares outstanding: basic and diluted	122,689,759	8,915,000	119,389,472	8,915,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	July 31, 2016	July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(356,011)	$(63,342)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization expense	1,000	1,112
Amortization of original issue discounts	4,141	-
Gain on foreign currency transactions	(5,343)	-
Stock issued for consulting services	191,150	-
Discount on conversion of notes payable	15,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(1,725)
Decrease in prepaid expenses and other current assets	7,732	-
Increase in accounts payable and accrued expenses	33,405	1,370
Increase in accrued officer compensation	30,000	30,000
Net cash provided by (used in) operating activities	(78,926)	(32,585)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments	(20,550)	-
Proceeds from sale of investments	13,354	-
Net cash (used in) investing activities	(7,196)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of loan from director	4,150	4,928
(Repayment) of loan from director	(3,655)	(8,540)
Issuance of short-term notes payable	80,000	35,700
Issuance of long-term notes payable	5,655	-
Net cash provided by financing activities	86,150	32,088

Net change in cash and cash equivalents	28	(497)

Cash and cash equivalents at beginning of period	833	776

Cash and cash equivalents at end of period	$861	$279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :

Interest	$3,114	$2,350
Income Taxes	$-	$-

Equity Securities issued for services:

Stock issued settlement of notes payable	$25,000	$-
Stock and stock payable issued for software acquisition	$91,100	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JULY 31, 2016 AND 2015

1.  NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative and intuitive stock trading platforms, financial apps and visualization solutions for charting the financial markets. While management works to deliver equities trading software it also is strategically acquiring other compatible financial businesses or software which demonstrate strong growth potential stemming from a solid business plan. We have identified prospective opportunities and continue with due diligence efforts that will and do include testing software performance within funded external trading accounts. This quarter, the Company has again claimed income earned from its testing of strategies and software as revenue. However, the total amount of the funds traded and the time was reduced this quarter. Some revenue continues to come from a previously launched publication promoting a trading strategy using the Apple store and it successfully tests Apple revenue payment delivery.

Management will continue to expand upon trading its platform named Intuitrader and related software products, those acquired as well as those developed in-house. Any profits generated from funds used in live trading tests can be used to offset future development costs, which is planned to operate as a wholly-owned subsidiary. We constantly strive to pioneer original trading tools along with new approaches for managing risk. After beta testing, our proprietary custom charting tools and trading platforms will later be available to subscribers for a fee.

During the twelve months ended January 31, 2016, the Company was providing technical writing and computer assisted design services to other startups using a contractor, a related person (family member to the Chief Executive Officer), to generate certain additional revenues. We confirm that there is no consulting revenue this quarter as anticipated and if we are able to secure other contracts or raise the necessary funding, we will re-engage the contractor to work on projects.

2.  GOING CONCERN AND LIQUIDITY

As of July 31, 2016, the Company had cash of $861, insufficient revenue to meet its ongoing operating expenses, and liabilities of $474,978, accumulated losses of $936,461 and a shareholders’ deficit of $329,548.

In the audited financial statements for the fiscal years ended January 31, 2016 and 2015, the Reports of our Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the six months ended July 31, 2016 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial condensed statements not misleading.  Operating results for the six months ended July 31, 2016 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2017.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of July 31, 2016 and January 31, 2016 due to the intended short term maturities of these financial instruments.

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

For the six month period ended July 31, 2016 and as of January 31, 2016, the Company had refundable deposits outstanding of $11,000 and $11,000, respectively.  The deposits were made to two consulting companies that were to assist the Company in obtaining a $125,000 bridge loan to be utilized by the Company for its public registration purposes, and to assist the Company with an $8,000,000 private equity placement.  The deposits are refundable for non-performance.  As of the date of this report, neither the bridge loan nor the private placement had been secured.

To date, one consulting firm has refunded to the Company $1,500 of the $4,000 that they were paid as part of their obligation to refund amounts on deposit for non-performance under the agreements.  As of July 31, 2016, no successful equity or debt funding is expected to arise from these payments and as repayment of the remaining amounts owed to the Company on these agreements is uncertain, $11,000 or 100% of the outstanding balance of the deferred financing costs has been written off effective January 31, 2015.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising and promotional costs of $11,536 and $0 for the six months ending July 31, 2016 and 2015, respectively.  For the three months ended July 31, 2016 and 2015, advertising and promotional costs were $0.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At July 31, 2016 and 2015, the Company has no unrecognized tax benefits.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the six month ended July 31, 2016 and 2015, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation; as such an inclusion would have been anti-dilutive due to the losses incurred in both periods.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718 and ASC 505, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 8 – Stockholders’ Deficit below.  During the six month periods ended July 31, 2016 and 2015, no stock options had been issued or outstanding to date.

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

Trading Investments

The Company’s trading investments are reported at fair value, with realized and unrealized gains and losses included in earnings.

In February of 2016, the Company contracted traders as testers as part of the due diligence process to test strategies, indicator reliability and trading platforms within their designated accounts. The contracted traders could use funds for trading securities or derivatives, which mainly consisted of various options, currency pairs and futures. All trading activities will return to cash after the strategies are monitored over a reasonable period of time. While, the Company’s business model is not investing, short term investing is required to test elements of the software including connectivity to independent brokers. As of July 31, 2016, the fair value of trading accounts collectively was $12,539. Note that some funds were recalled from the trading accounts which contributed to less returns being generated for this quarter. In addition, testing was only conducted in the month of July.

	July 31, 2016		July 31, 2015
	Three Months	Six Months	Three Months	Six Months
Investment available for trading in investments	$20,550	$20,550	$-	$-
Unrealized gains (losses)	859	5,343	-	-
Redemptions/commissions	(8,870)	(13,354)	-	-
Investments in trading at fair market value for period	$12,539	$12,539	$-	$-

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

Business Segments

The Company believes that its activities during the six month periods ended July 31, 2016 and 2015 comprised a single segment.

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

4.  RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of July 31, 2016 and January 31, 2016 was $155,300 and $125,300 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. The President of the Company can elect at any time to convert some, or all, of her accrued compensation into shares of the Company’s common stock at the market price at the date of conversion. Market price will be either the publicly quoted share price, when such a publicly quoted price becomes available, or the last cash price the Company received for the sale of its common shares. The President has deferred her decision until January 15, 2017 and will be provided to the Board of Directors before our financial year end.

As of July 31, 2016 and January 31, 2016, the Company owed the President $3,168 and $2,672 respectively by way of loans. As of July 31, 2016 and January 31, 2016, the Company repaid the President’s short term advance of $3,655 and  $8,540 respectively. The loans are unsecured, due on demand and interest free.

During the twelve months ended January 31, 2015, the Company commenced providing consulting, technical writing and computer assisted design services to other startups provided by a contractor, a related person (family member to the Chief Executive Officer) to generate certain additional revenues. In this quarter no contracts were accepted and these revenues ended as anticipated. The Company paid $0 and $13,365 to the related party contractor in respect of the provision of these services during the six months ended July 31, 2016 and 2015, respectively.

5.  SOFTWARE

The Company has software that it uses for the development of certain mobile phone applications. The software and any upgrades are being amortized over useful lives ranging from 3 – 5 years.  The Company recorded amortization expense of $500 and $478 for the three months ended July 31, 2016 and 2015, respectively, and $1,000 and $1,112 for the six months ended July 31, 2016 and 2015, respectively.

	July 31, 2016	January 31, 2016

Charting software	$102,705	$11,605
Website	2,080	2,080
	104,785	13,685
Accumulated amortization	(12,269)	(11,269)
Net book value	$92,516	$2,416

6.  CONVERTIBLE NOTES PAYABLE, RELATED AND UNRELATED PARTIES

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

On April 17, 2015, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of 60 days that was later extended until April 23, 2017.  Principal and interest at 8% per annum accrued thereon are due and payable on April 23, 2017. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock at $.01 cents. The conversion rate is currently close to the fair market value of the Company’s common shares.

On October 2, 2015, the Company received $12,500 by way of an unsecured short-term loan from a non-related party for a term of one year.  Principal and interest at 8% per annum accrued thereon are due and payable on October 1, 2016. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock. The conversion rate is equal to the fair market value of the Company’s common stock on the date of conversion. This loan has been extended until Oct 1, 2017 (See subsequent events).

The Company had executed three lending arrangements with a related party, affiliated to the CEO of the company.  The effective dates of the loans are November 24, 2015, December 8, 2015 and January 14, 2016.  The loan amounts are $3,000, $16,121 and $1,500, respectively, with interest accruing at 5% per annum.  Repayment is in one lump sum due and payable on or before December 31, 2018, December 31, 2018 and January 31, 2019, respectively.

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

In February and March of 2016, the Company entered into two loan agreements with unrelated parties for $33,000 and $25,600, respectively. The notes are due and payable twelve months from the issuance date and bear interest at 8% per annum. If the Notes are paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days. The loans will become due in August and September 2016. (See subsequent events).

In April 2016, the Company entered into an agreement (“Investment Agreement”) for an unrelated third party (“Investor”) to purchase up to $5,000,000 of the Company’s common stock. In conjunction with the Investment Agreement, the Company entered into a registration rights agreement (“Registration Agreement”). The Registration Agreement requires the Company to use its best effort, within thirty days, to file with the SEC a Form S-1 (“Registration Statement”) covering a certain number of shares to be used for the Investment Agreement.  Upon the effective date of the Company’s Registration Statement, the Company has the right to put (“Put Notice”) to the investor, for purchase, certain amount of shares of the Company’s common stock. For each Put Notice, the number of shares shall be equal to one-hundred and fifty percent of the average of the daily trading dollar volume of the Company’s common stock for the ten consecutive trading days immediately prior to the Put Notice, so long as such amount does not exceed an accumulative amount per month of $150,000, unless prior approval of the Investor.

6.  CONVERTIBLE NOTES PAYABLE, RELATED AND UNRELATED PARTIES (continued)

In Conjunction with Investment Agreement, the Company entered issued two promissory Notes to the Investor in the amounts of $46,000 and $55,000. Both promissory notes accrue interest at the rate of 10% per annum and are due seven months from the effective date of the Company’s Registration Statement. The first tranche of proceeds of $20,000 from the promissory note were used to pay the Company’s fees associated with the Investment Agreement. The proceeds from the $55,000 promissory note are to be used to pay the Company’s commitment fee to the Investor.  The Investor did not advance the second tranche of the promissory note of $46,000 after the S-1 was filed on May 16, 2016. Further review of the S-1 by the Securities Exchange Commission has been set aside by the Company as it does not currently trade on the OTCQB marketplace. While the company may upgrade from the OTC Pink status at a cost of $12,500, it did not qualify to do so during this quarter. A board decision on this matter is further complicated by the decision of our counsel to end their security practice in June of this year.

As part of an agreement with Investors, the company retained legal counsel and prepared an S-1 filing outlining the details of the agreement for consideration and approval of the Securities and Exchange Commission (SEC) in May.  We are discussing this matter with the Investor and have not reached any conclusions other than the notes are not in default at this time.

7.  NOTES PAYABLE

In November 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of July 31, 2016, we are in default under the loan agreement.

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Accordingly we also recognized a $5,242 gain on the settlement of the $7,430 balance of accounts payable by assuming a loan of $2,189. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of July 31, 2016, we are in default under this loan agreement. However, in August we renegotiated the terms for this loan and are no longer in default. (See subsequent events).

The Company had executed four short-term lending arrangements with a non-related party.  The effective dates of the loans are May 1, 2015, June 22, 2015, June 27, 2015 and September 22, 2015.  The loan amounts are $25,000, $3,000, $2,700 and $1,950, respectively, with interest accruing at 5% per annum. Repayment is in one lump sum due and payable on or before December 4 through January 31, 2016. The repayment date had been extended through to July 31, 2016 for the $25,000 loan. The other outstanding notes were extended to January 31, 2017 (See subsequent events). The note for $25,000 was sold in June after adding an allowance to facilitate a conversion to 2,500,000 free trading shares on May 27th. The Directors agreed to approve the conversion of the note at $.01 (at a discount of $.006 creating a BCF of $15,000) and thereby extinguishing the debt upon the sale.

One of the Trader agreements included monthly compensation and to this end, part of the fees were paid in cash and then part of the fees were offset with a non convertible note for $7,000 that is payable on or before June of 2017.

8.  COMMITMENTS AND CONTINGENCIES

On July 8, 2014, the Company entered into an agreement to issue 100,000 shares of its common stock as a deposit to acquire software and against an option to acquire 100% of the issued share capital of AZUR Universal Inc., subject to certain terms and conditions. At the date of this report certain due diligence remained to be completed.  The common shares due were issued in March of 2016 as the directors wanted to continue exploring the merits and timing of this software acquisition. Additional 900,000 common shares were fully issued in August of 2016 to complete the full purchase transaction at the agreed sum. The shares will be formally released upon receiving all software code and documentation as items are outstanding.

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements and other possible forms, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission (ASC). These fines have now been stated to be CDN$10,120 or approximately US$7,500 as advised and invoiced by the ASC, and have been accrued into the financial statements as of July 31, 2016. The Company is considering engaging its legal counsel to assist in reducing or eliminating these penalties. Further correspondence has been delivered to the ASC after filing the 10-K for January 31, 2016. The previous 10q ending April 30, 2016 was filed with SEDAR and this is ongoing.

9.  STOCKHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share.

No shares of preferred stock were issued or outstanding during the six months ended July 31, 2016 and 2015.

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

The Company has retained three unrelated parties as Consultants to help develop investor awareness in the Company through varied campaigns that revolve around contacting known sophisticated investors through media outlets, newsletters, emails and direct telephone calls. The consultants are compensated in combination of cash and restricted common shares. In May and June, the Company issued 5,783,333 shares of its common stock for services rendered by unrelated third parties. This represents payments to invoices totaling $269,183.

On July 20, 2016, the directors approved 900,000 of the Company’s shares (book value of $26,100) be issued to Azur Universal Inc and were issued at $.029 cents per share to acquire the license rights and source code for the Global Trader software. The directors proceeded with purchasing the asset and declined to purchase the company at this time. An 8-K form was filed and a press release was sent out.

The Company also filed an 8-K form, in May, noting a share buyback program adopted by the directors to help offset future share dilution stemming from borrowing activities. The directors believe it is important to demonstrate confidence in the strength of our business plan and to reinforce our ongoing commitment to improving shareholder returns. To date no shares have been purchased and we are continuing to work with our broker dealer to establish an active account and trading plan.

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options.  The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.  As of July 31, 2016 and 2015, no options have been issued under this Plan.

10.  SUBSEQUENT EVENTS

The Company had retained TESO Communications as its Investor Relations and Public Relations manager and under the agreement the Company may pay the invoice with cash or by issuing shares against the invoices submitted.  The Directors opted to issue shares before the end of the initial agreement period of January 16, 2015 but the same were not yet issued.  The agreement represented a cash payment of $25,000 or the issuance of 50,000 restricted common shares at the completion of the agreement which has been extended to May 15, 2016 has now ended and the company still awaits their final invoice to complete matters.

The Company renegotiated its loan received on November 19, 2014 and consolidated accounts payable due to Pacific Stock Transfer Agents on August 11th, 2016. The new loan in the amount of $7,407 is for a period of two years with interest forgiveness clause upon making all payments due within the term. This removes previously reported loan default status.

On October 2, 2015, the Company received $12,500 by way of an unsecured short-term loan from a non-related party for a term of one year.  The parties mutually agreed to extend the due of this loan until Oct 1, 2017 at the same terms.

10.  SUBSEQUENT EVENTS (continued)

The convertible loan that was due on August 13, 2016 had been designated to be repaid in two stages as there was concern for the entire loan to be converted at current share prices. The outstanding portion of the loans converted to date representing part of the 23,232,785 restricted and non-restricted common shares issued in the third quarter. The second convertible loan is due on September 14, 2016 and it is anticipated that at least part of this loan will be repaid if possible as well. The Company borrowed $20,000 that is not convertible in nature and has allowed a partial conversion of the loans to reduce its liabilities and to provide further liquidity with free trading shares. We borrowed an additional $25,900 non-convertible note as a short term bridge to facilitate longer term financial plans under discussion. Due to timing on the release of funds on this non-convertible note, we obtained a short term convertible loan from a non-related party, to assist with cash flow in the amount of $15,750; this is scheduled to be repaid within 60 days and no interest is due if repaid on time. We have the funds set aside to meet this requirement.

At the end of July, the Directors provided instruction to the transfer agent to issue 900,000 restricted common shares to Azur Universal to complete acquisition of the Global Trader software. These shares were formally issued and sent out in early August and appear on the registry accordingly.

The President and CEO opened a trading account and has purchased shares at market value. Her decision to slowly acquire up to 3M shares in the open market demonstrates the high level of confidence and commitment to the business plan.

The Company has also opened a corporate trading account and will be funding this account from cash flow and or loans as stated in the 8-K filed with SEC.

The performance of some of the consultants retained by the Company has been disappointing and the Company is seeking reimbursement or return of shares issued in some cases. The Company is committed to providing good investor awareness programs for its stakeholders and will be seeking replacements.

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

On February 19, 2014, the Company had received notice from FINRA that the trading symbol APTY has been allocated to  APT Systems, Inc.  We prepared an application for DTCC eligibility to allow the markets access to trade our shares electronically. We anticipated our approval would assist us in achieving our financial goals and help to attract investors.

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

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for Ms. Dowie on an ongoing basis.  As of July 31, 2016 and January 31, 2016, accrued officer compensation was $155,300 and $125,300, respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued.  Ms. Dowie can elect at any time to give notice to convert some, or all, of her accrued compensation into shares of the Company’s common stock as determined by the Board of Directors and its legal advisors.

During the six months ended July 31, 2016, the Company no longer is providing technical writing and computer assisted design services to other startups provided by a contractor, a related person, a family member to the Chief Executive Officer. The Company paid $0 and $13,365 to the related party contractor in respect of the provision of these services during the six months ended July 31, 2016 and 2015.

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

Research and Development

We have spent $500 and $0 respectively in the six months ended July 31, 2016 and 2015, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues.

For the three and six Months Ended July 31, 2016 Compared to the three and six Months Ended July 31, 2015

Revenue

The Company generated $0 in consulting revenue in during the three and six months ended July 31, 2016 compared to $8,680 and $18,193 of revenue during the three and six months ended July 31, 2015, respectively, and $27 book revenues for the three and six month period ended July 31, 2016 compared to $0 during the three and six months ending July 31, 2015. As a startup company, we have generated only nominal revenue that does exceed our expenses.

Cost of Revenue

During the three and six months ended July 31, 2016, the Company paid $0 in contract labor – related party, associated with the consulting revenue generated for the same time period, as compared with $6,364 and $13,365 for the three and six months ended July 31, 2015, a decrease of $13,365 or 100%.

Operating (Income) Expenses

Operating expenses were $114,950 and $329,765 for the three and six month period ended July 31, 2016 compared to $37,361 and $60,872 for the three and six month period ended July 31, 2015, increases of $77,589 and $268,893, respectively. The increase in operating expenses for the three months ended July 31, 2016 as compared to the three months ended July 31, 2015 was due to an increase in investor and public relations expenses of $55,551 and financial consulting fees of $21,967, as well as a reduction of $14,200 in legal expenses.  The increase in operating expenses for the six months ended July 31, 2016 as compared to the six months ended July 31, 2015 was primarily due an increase in legal fees from $0 to $14,200, investor and public relations consulting fees of $174,551 and outside financial consulting fees of $21,967, compared to $0. In addition, the Company engaged with outside foreign currency traders incurring consulting fees of $3,559 and $11,147 compared to $0 for the three and six month periods ended July 31, 2016 and July 31, 2015.  The legal fees incurred in the six months ended July 31, 2016 primarily related to the preparation of the Company’s form 10K for the year ended January 31, 2016 and for legal advice related to news releases, filings, corporate structuring, agreements related to proposed acquisitions and debt instrument reviews along with the submission of related S-1 filing. We did not use external attorneys in the preparation of the Company’s form 10K for the year ended January 31, 2015 and consequently we did not incur comparable legal fees during the six months ended July 31, 2015.

Operating Loss

We incurred an operating loss of $114,923 and $329,738 for the three and six months ended July 31, 2016 compared to an operating loss of $35,045 and of $56,044 for the three and six months ended July 31, 2015, increases of $79,878 and $273,694, or 228%, and 488%, respectively, due to the factors described above.

Other income (Expense)

The Company recorded unrealized gains on trading transactions of $859 and $5,343 and other income of $0 for the three and six months ended July 31, 2016 compared with $0 for the three and six months ended July 31, 2015, respectively while testing software and strategies.  In addition, for the three and six month period ended July 31, 2016, $0 and $214 was refunded from SEDAR for overpaid filing fees incurred in prior periods, as compared with $0 for the three and six month period ended July 31, 2015.  The Company received $0 of refundable deferred financing costs previously written off during the three and six months ended July 31, 2016 and compared to $500 for the three and six months ended July 31, 2015.

Interest expense and amortization of debt discount for the three and six month period ended July 31, 2016 was $24,452 and $31,830 compared with $4,135 and $7,798 for the three and six month period ended July 31, 2015, increases of $20,317 and $24,032 or 491% and 308%. The increase was due primarily to the Company’s increase in borrowings as referred to in Notes 4 and 6 to the unaudited financial statements above.

Net Loss

The Company incurred a net loss of $138,516 and $356,011 for the three and six months ended July 31, 2016 compared to a net loss of $38,680 and a loss of $63,342 for the three and six months ended July 31, 2015, increases of $99,836 and $292,669, or 258% and 462%, respectively, due to the factors discussed above.

Cash flow information for the six months ended July 31, 2016 is compared to the six months ended July 31, 2015

As of July 31, 2016, the Company had cash of $861, insufficient revenue to meet its ongoing operating expenses and liabilities of $474,978, accumulated losses of $936,461 and a stockholders’ deficit of $329,548.

The unaudited financial statements for the six months ended July 31, 2016 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $78,926 for the six month period ended July 31, 2016. This compares to net cash used for operating activities of $32,585 for the six month period ended July 31, 2015.  During the six months ended July 31, 2016 we incurred a loss of $356,011 which was increased due to unrealized gains on foreign currency transactions in the amount of $5,343, and partially reduced by the issuance of common stock for consulting services of $191,150, $15,000 of discount on the conversion of debt, $1000 of non-cash amortization expense and $4,141 of original issue discount amortization.  There was a $63,405 increase in operating liabilities, and a decrease of $7,732 in other current assets, investments and prepaid expenses, to arrive at cash used in operations of $78,926. By comparison, during the six months ended July 31, 2015 we incurred a loss of $63,342 which was partially reduced by $1,112 of non-cash amortization expense, an increase of $1,725 in unbilled revenue and a $31,370 increase in operating liabilities to arrive at cash used in operations of $32,585.

Cash flows (used in) investing activities were at $7,196 and $0 for the six month periods ended July 31, 2016 and 2015 arising from investing in foreign currency trading accounts.

Cash flows provided by financing activities were $86,150 for the six month period ended July 31, 2016 which compares to cash flows provided by financing activities of $32,088 for the six month period ended July 31, 2015. During the six months ended July 31, 2016 we received $4,150 of additional loans from one of our directors, made repayments to the same director in the amount of $3,655 and received $80,000 by way of short-term notes payable, and $5,655 in long-term debt.  By comparison, during the six months ended July 31, 2015, we received $4,928 in loans from one of our directors and made repayments to the same director in the amount of $8,570, and received $35,700 by way of a short-term note payable. No shares of our common stock were sold during the six months ended July 31, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of July 31, 2016, we had cash and cash equivalents of $861. As of January 31, 2016, we had cash and cash equivalents of $833.

Net cash used for operating activities was $78,926 and $32,585 for the periods ended July 31, 2016 and 2015.

Cash flows used in investing activities was $7,196 and $0 for the six month periods ended July 31, 2016 and 2015, respectively

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

Once the app is live and we have begun initial Search Engine Optimization (“SEO”) work and internet marketing, we believe sales will be initially supported through the Apple store and our website. The website will be set up to record all visitors automatically and billing will be handled by Apple’s extensive billing backend. This system will allow us to minimize staff, maintain efficient delivery of products, and keep records for both accounting and marketing. We also plan to work with some influencers in social media such as Twitter and FaceBook.

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

Consulting Services

During the six months ended July 31, 2016, the Company did not provide technical writing and computer assisted design services to other startups using a contractor to generate certain additional revenues. This revenue source diminished as anticipated and is $0 for the quarter ending July 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2016, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. Based on this assessment, management believes that as of July 31, 2016, our internal control over financial reporting was not effective based on those criteria.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the six months ended July 31, 2016 and 2015, there were no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results and none are threatened or pending to the best of our knowledge.

ITEM 1A. RISK FACTORS

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2016, the directors approved 100,000 shares of the Company's common stock be issued to Azur Universal Inc and were issued at $0.65 per share as per the agreement signed July 8, 2014. The amount was recorded as deposit on software acquisition under other current assets. A further 900,000 shares were issued to Azur Universal Inc to complete the acquisition of the software and were issued at $.029 per common share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 31, 2015, we were in default under the terms of an agreement to repay $2,189, together with accrued interest at 5% per annum, to Pacific Stock Transfer in installments of $250 per month beginning on January 3, 2015. However, we were able to renegotiate this loan after the quarter ended (Please see Subsequent Events).

In November 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of July 31, 2016, we are in default under the loan agreement. There can be no assurance that we will be able to reach any further agreement to extend or amend the terms of the agreement with this creditor or that we will be able to raise the funding necessary to repay the balances due under this agreement. The initiation of any collection action by any creditor may affect our ability to execute on our business plan.

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

    * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 5, 2016.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	October 5, 2016
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	October 5, 2016
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	October 5, 2016
Carl Hussey	Title	Date