Form 10-Q
period 2016-10-31
APT Systems Inc
filed 2017-01-09
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2016

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

As of January 6, 2017, registrant had 222,752,036 outstanding shares of the registrant's common stock.

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

ITEM 1. FINANCIAL STATEMENTS

_______________________________________________________________________

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Nine Month Periods Ended October 31, 2016 and 2015

_________________________________________________________________________

APT Systems, Inc.

Condensed Financial Statements

(Unaudited)

APT SYSTEMS, INC.
Condensed Balance Sheets

	October 31, 2016	January 31,2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,303	$833
Accounts receivable	1,215	1,215
Investments	14,581	-
Prepaid expenses	7,703	-
Other current assets	268	8,000
Total current assets	25,070	10,048

Other Assets

Software (net of $15,246 and $9,191 accumulated amortization respectively)	87,459	2,414
Web site (net of $2,080 and $2,080 accumulated amortization respectively)	-	-
Total other assets	87,459	2,414

Total Assets	$112,529	$12,462

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$114,215	$90,849
Accrued officer compensation	170,300	125,300
Derivative liability	259,384	-
Convertible notes payable, net of discounts of $35,772 and $0, respectively	65,358	62,000
Notes payable	24,650	39,839
Loan from director	4,571	2,672
Total current liabilities	638,479	320,660

Convertible notes payable - related party	26,276	20,621
Notes payable - less current portion	57,409	5,000
Total Liabilities	722,163	346,281

STOCKHOLDERS' DEFICIT

Preferred stock $0.001 par value, 10,000,000 shares authorized; None issued as of October 31, 2016 and January 31, 2016, respectively	-	-
Common stock $0.0001 par value, 300,000,000 shares authorized; 148,457,788 and 115,941,670 shares issued and outstanding as of October 31, 2016 and January 31, 2016, respectively.	14,846	11,595
Additional paid-in capital	739,758	235,036
Common stock payable	1,000	-
Accumulated deficit	(1,365,238)	(580,450)
Total Stockholders' Deficit	(609,634)	(333,819)

Total Liabilities And Stockholders' Deficit	$112,529	$12,462

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Revenue
Consulting revenue	$-	$1,715	$-	$19,910
E-book sales	11	10	38	10
Total Revenue	11	1,725	38	19,920

Cost of Revenue
Contract labor - related party	-	3,723	-	17,088
Total Cost of Goods Sold	-	3,723	-	17,088

Gross Profit	11	(1,998)	38	2,832

Operating (Income) Expenses
Amortization	5,055	500	6,055	1,612
Compensation to officer	15,000	15,000	45,000	45,000
General and administrative	55,848	17,111	353,783	46,873
Total Operating (Income) Expenses	75,903	32,611	404,838	93,485

Net Operating Income (Loss)	(75,892)	(34,609)	(404,800)	(90,653)

Other Income (Expense)
Other income	2,593	-	8,150	500
Gain on conversion of accounts payable	3,931	-	3,931	-
Gain (Loss) on conversion of notes payable	78,356	(35,124)	78,356	(35,124)
(Loss) on change in derivative liability	(374,990)	-	(374,990)	-
Interest expense	(62,777)	(19,838)	(95,435)	(27,606)
Total Other Income (Expense)	(352,887)	(54,962)	(379,988)	(62,230)

Net (Loss)	$(428,779)	$(89,571)	$(784,788)	$(152,883)

Earnings (Loss) per share:
basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
basic and diluted	135,748,354	16,491,087	125,130,595	11,449,545

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	October 31, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(784,788)	$(152,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	6,055	1,612
Amortization of original issue discounts	61,204	-
Gain on conversion of notes payable	(78,356)	35,124
Loss on change in derivative liability	374,990	-
Gain on foreign currency transactions	(7,936)	-
Gain on conversion of accounts payable	(3,931)	-
Stock issued for consulting services	221,479	-
Prepayment interest paid in stock	14,515	-
Discount on conversion of notes payable	15,000	15,195
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(885)
Decrease in prepaid expenses and other current assets	7,732	-
Increase in accounts payable and accrued expenses	16,688	11,058
Increase in accrued officer compensation	45,000	45,000
Net cash provided by (used in) operating activities	(112,348)	(45,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(20,550)	-
Proceeds from sale of investments	13,905	-
Net cash (used in) investing activities	(6,645)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan from director	6,163	6,706
(Repayment) of loan from director	(4,264)	(10,625)
Issuance of short-term notes payable	95,751	50,150
Issuance of long-term notes payable	57,563	-
Repayment of short-term notes payable	(35,750)	-
Net cash provided by financing activities	122,774	46,231

Net change in cash and cash equivalents	470	452

Cash and cash equivalents at beginning of period	833	776

Cash and cash equivalents at end of period	$1,303	$1,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$4,716	$3,848
Income Taxes	$-	$-

Equity Securities issued for services:
Stock and stock payable issued settlement of notes payable	$172,691	$500
Stock and stock payable issued for software acquisition	$91,100	$-
Note issued on settlement of notes payable and accounts payable	$5,500
Stock issued for receivable	$-	$10,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 2016 AND 2015

1.  NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to engage in the creation of innovative and intuitive stock trading platforms, financial apps and visualization solutions for charting the financial markets. While management works to deliver equities trading software it also is strategically acquiring other compatible financial businesses or software which demonstrate strong growth potential stemming from a solid business plan. We have identified prospective opportunities and continue with due diligence efforts that will and do include testing software performance within funded external trading accounts. This quarter, the Company has continued to claim income earned from its testing of strategies and trading software as revenue. The testing continues to generate positive returns. Some revenue continues to come from the Apple store from a previously launched publication promoting a trading strategy that is successfully testing Apple revenue payment delivery.

Management will continue to expand upon trading its platform named Intuitrader and related software products, being those recently acquired called Global Trader as well as those developed in-house. Any profits generated from funds used in live trading tests can be used to offset future development costs, for which there is a plan to operate from within a wholly-owned subsidiary. We constantly strive to pioneer original trading tools and indicators along with new approaches for managing trading risk. After beta testing is completed, our proprietary custom charting tools and trading platform apps will later be available to subscribers for a fee.

During the twelve months ended January 31, 2016, the Company was providing technical writing and computer assisted design services to other startups using a contractor, a related person (family member to the Chief Executive Officer), to generate certain additional revenues. We confirm that there is no consulting revenue this quarter as was anticipated and if we are able to secure other contracts or raise the necessary funding, we will re-engage the contractor to work on projects.

2.  GOING CONCERN AND LIQUIDITY

As of October 31, 2016, the Company had cash of $1,303, insufficient revenue to meet its ongoing operating expenses, and liabilities of $722,163, accumulated losses of $1,365,238 and a shareholders’ deficit of $609,634.

In the audited financial statements for the fiscal years ended January 31, 2016 and 2015, the Reports of our Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The unaudited financial statements for the nine months ended October 31, 2016 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading.  Operating results for the nine months ended October 31, 2016 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2017.

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

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of October 31, 2016 and January 31, 2016 due to the intended short term maturities of these financial instruments.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of October 31, 2016 and January 31, 2016:

	Fair value measured at October 31, 2016
	Total carrying value at October 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency investments	$14,581	$-	$-	$14,581

Liabilities:
Derivative liabilities	$259,384	$-	$-	$259,384

Fair value measured at January 31, 2016
	Total carrying value at January 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency investments	$-	$-	$-	$-

Liabilities:
Derivative liabilities	$-	$-	$-	$-

There were no transfers between Level 1, 2 or 3 during the nine months ended October 31, 2016.

The following table presents additional information about Level 3 assets and liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 liabilities measured at fair value for the nine months ended October 31, 2016:

Derivative liabilities Balance - February 1, 2016	$-
Fair value of derivative liability	259,384
Derivative liabilities Balance - October 31, 2016	$259,384

Convertible notes at fair value Balance - February 1, 2016	$62,000
Addition of convertible notes	81,600
Conversion of notes and interest into common stock	(132,720)
Cash paid settlement of note	(20,000)
Gain on extinguishment of debt	(78,356)
Change in fair value of convertible notes (including OID discount)	152,834
Convertible notes at fair value Balance - October 31, 2016	$65,358

The Company’s derivative liabilities are measured at fair value using the Black Scholes valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended October 31, 2016 is as follows:

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Convertible Notes at Fair Value

Date of valuation	October 31, 2016
Strike price	$0.00060 - 0.00128
Volatility (annual)	316.23 - 324.92%
Risk-free rate	0.20% to 0.54%
Dividend yield (per share)	0%

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

Software

The Company has software for charting and technical indicators that it uses in the development of certain mobile applications. The software and any upgrades are being amortized over useful lives ranging from 3 – 5 years.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising and promotional costs of $12,555 and $0 for the nine months ending October 31, 2016 and 2015, respectively.  For the three months ended October 31, 2016 and 2015, advertising and promotional costs were $1,019 and $0, respectively.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At October 31, 2016 and 2015, the Company has no unrecognized tax benefits.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the nine month periods ended October 31, 2016 and 2015, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation; as such an inclusion would have been anti-dilutive due to the losses incurred in both periods.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718 and ASC 505, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company has adopted a stock option plan, as disclosed in Note 8 – Stockholders’ Deficit below. During the nine month periods ended October 31, 2016 and 2015, no stock options had been issued or outstanding to date.

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

In February of 2016, the Company contracted traders as testers as part of the due diligence process to test strategies, indicator reliability and trading platforms within their designated accounts. The contracted traders could use funds for trading securities or derivatives, which mainly consisted of various options, currency pairs and futures. All trading accounts will return to cash after the strategies are monitored over a reasonable period of time. While, the Company’s business model is not investing, short term investing is required to test elements of the software including connectivity to independent brokers. As of October 31, 2016, the fair value of trading accounts collectively was $14,581. Note that no funds were recalled from the test trading accounts in this quarter. In addition, testing was conducted over all three months.

	October 31, 2016		October 31, 2015
	Three Months	Nine Months	Three Months	Nine Months
Investment available for trading in investments	$12,539	$20,500	$-	$-
Unrealized gains (losses)	2,593	7,936	-	-
Redemptions/commissions	(551)	(13,855)	-	-
Investments in trading at fair market value for period	$14,581	$14,581	$-	$-

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Business Segments

The Company believes that its activities during the nine month periods ended October 31, 2016 and 2015 comprised a single segment.

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

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its condensed financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its condensed financial statements.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU No. 2016-09 will have on its condensed financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its condensed statements of cash flows.

4.  RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of October 31, 2016 and January 31, 2016 was $170,300 and $125,300, respectively. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

As of October 31, 2016 and January 31, 2016, the Company owed the President $4,571 and $2,672 respectively by way of loans. As of October 31, 2016 and January 31, 2016, the Company repaid the President’s short term advance of $4,264 and $8,540, respectively. The loans are unsecured, due on demand and interest free.

 The Company provided consulting, technical writing and computer assisted design services to other startups provided by a contractor, a related person (family member to the Chief Executive Officer) to generate certain additional revenues. In this quarter no contracts were accepted and these revenues have ended as anticipated. The Company paid $0 and $17,088 to the related party contractor in respect of the provision of these services during the nine months ended October 31, 2016 and 2015, respectively.

5.  SOFTWARE

The Company has software that it uses for the development of certain mobile applications. The software and any upgrades are being amortized over useful lives ranging from 3 – 5 years.  The Company recorded amortization expense of $5,055 and $500 for the three months ended October 31, 2016 and 2015, respectively, and $6,055 and $1,612 for the nine months ended October 31, 2016 and 2015, respectively.

	October 31, 2016	January 31, 2016

Charting software	$102,705	$11,605
Website	2,080	2,080
	$104,785	$13,685
Accumulated amortization	(17,326)	(11,271)
Net book value	$87,459	$2,414

6.  CONVERTIBLE NOTES PAYABLE, RELATED AND UNRELATED PARTIES

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000.  This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently obtained a further extension to December 31, 2016. The note has been further reduced to $48,500 through the sales of part of the debt to unrelated third parties (see subsequent events).

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

On October 2, 2015, the Company received $12,500 by way of an unsecured short-term loan from a non-related party for a term of one year.  Principal and interest at 8% per annum accrued thereon are due and payable on October 1, 2016. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock. The conversion rate is equal to the fair market value of the Company’s common stock on the date of conversion. This loan has been extended until Oct 1, 2017.

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

In February and March of 2016, the Company entered into two loan agreements with unrelated parties for $33,000 and $25,600, respectively. The notes are due and payable twelve months from the issuance date and bear interest at 8% per annum. If the Notes are paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days. The loans were due in August and September 2016.

The Convertible Promissory Note for $33,000 with an Accredited Investor is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company in the event of a default.  The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

Each convertible promissory note derivative liabilities have been measured at fair value at October 31, 2016 using a Black Scholes. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

After September 9, 2016, the Company issued 16,232,785 shares of common stock at a conversion price of $0.00121 per share in settlement of note payable. At September 14, 2016, the first Convertible Promissory Note for $33,000 was paid in full. As such, the fair value of the conversion feature at October 31, 2016 is $0.

6.  CONVERTIBLE NOTES PAYABLE, RELATED AND UNRELATED PARTIES (Continued)

The Convertible Promissory Note for $26,500 with an Accredited Investor is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company in the event of a default.  The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

Each convertible promissory note derivative liabilities have been measured at fair value at October 31, 2016 using a Black Scholes model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

After September 26, 2016, the Company issued 7,000,000 shares of common stock for cash at a price of $0.00121 per share in partial settlement of note payable. At September 26, 2016, the second Convertible Promissory Note for $26,500 had a balance of $15,463.  As such, the fair value of the conversion feature at October 31, 2016 is $93,607.

The inputs into the Black Scholes model are as follows:

October 31, 2016
Closing share price	$0.0022 - $0.01490
Conversion price	$0.00083 - $0.00121
Risk free rate	0.31% – 0.54%
Expected volatility	316.23% – 324.86%
Dividend yield	0%
Expected life	.39 to .50years

The convertible loan for $33,000 that was due on August 13, 2016 had been designated to be repaid in two stages as there was concern for the entire loan to be converted at current share prices. The outstanding portion of the loans converted to date representing 16,232,785 a part of the total of 23,232,785 restricted and non-restricted common shares issued in the third quarter. The second convertible loan is due on September 14, 2016 and a portion of the debt being 7,000,000 shares was converted on September 26, 2016. The Company recognized gain on conversion of $78,356. The Company borrowed $20,000 that is not convertible in nature and has allowed a partial conversion of the loans to reduce its liabilities and to provide further liquidity with free trading shares. (See subsequent event as the second note for $25,600 was repaid in full in November).

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

In conjunction with Investment Agreement, the Company entered issued two promissory Notes to the Investor in the amounts of $46,000 and $55,000. Both promissory notes accrue interest at the rate of 10% per annum and are due six and seven months respectively from the effective date of the Company’s Registration Statement which was filed on May 17, 2016. This statement is not effective as of today. The first tranche of proceeds of $20,000 from the promissory note were used to pay the Company’s fees associated with the Investment Agreement. The proceeds from the $55,000 promissory note are to be used to pay the Company’s commitment fee to the Investor.  The Investor did not advance the second tranche of the promissory note of $46,000 after the S-1 was filed on May 16, 2016. Further review of the S-1 by the Securities Exchange Commission has been set aside by the Company as it does not currently trade on the OTCQB marketplace. While the company may upgrade from the OTC Pink status at a cost of $12,500, it did not qualify to do so during this quarter. A board decision on this matter is further complicated by the decision of our counsel to end their security practice in June of this year. The directors had chosen to discontinue matters pertaining to addressing the S1 comments for the time being. However, the directors did negotiate with the Investor and agreed to repay the original advance and applied interest for sum of $25,000 and the second promissory note for $55,000 has been extinguished as part of this agreement (see subsequent events and 8K filings). Management included a portion of the promissory note for $46,000 as a liability for October 31 as it was outstanding and interpreted as due on October 19, 2016. Management subsequently opted for the settlement of this note.

6.  CONVERTIBLE NOTES PAYABLE, RELATED AND UNRELATED PARTIES (Continued)

Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability. While the first Promissory note for $46,000 is due October 16, 2016 and it was paid in November.  The Promissory Note for $55,000 was not due until November 19, 2017 and was extinguished upon payment of first note.

Each convertible promissory note derivative liabilities have been measured at fair value at October 31, 2016 using a Black Scholes model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

At November 15, 2016, the Convertible Promissory Note for $46,000 was paid in full.  As such, the fair value of the conversion feature at October 31, 2016 is $165,777.

The inputs into the Black Scholes model are as follows:

October 31, 2016
Closing share price	$0.00470 - $0.0132
Conversion price	$0.0006 - $0.00128
Risk free rate	0.20%-0.29%
Expected volatility	316.23% 324.92%
Dividend yield	0%
Expected life	.05 to 0.12years

The Company took on a further loan of $52,500, in the form of a convertible note, in November from an Accredited Investor (see subsequent events and 8K filed).

7.  NOTES PAYABLE

In November 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of October 31, 2016, we are in default under the loan agreement.

Originally, the Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Accordingly we also recognized a $3,931 gain on the settlement of the $7,430 balance of accounts payable by assuming a loan of $2,189. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of October 31, 2016, we are not in default under this loan agreement as in August we renegotiated the terms for this loan and interest payment commence will in November 2016.

The Company had executed four short-term lending arrangements with a non-related party.  The effective dates of the loans are May 1, 2015, June 22, 2015, June 27, 2015 and September 22, 2015.  The loan amounts are $25,000, $3,000, $2,700 and $1,950, respectively, with interest accruing at 5% per annum. Repayment is in one lump sum due and payable on or before December 4 through January 31, 2016. The repayment date had been extended through to October 31, 2016 for the $25,000 loan. The other outstanding notes were extended to January 31, 2017. The note for $25,000 was sold in June after adding an allowance to facilitate a conversion to 2,500,000 free trading shares on May 27, 2016. The Directors agreed to approve the conversion of the note at $.01 (at a discount of $.006 creating a BCF of $15,000) and thereby extinguishing the debt upon completion of the sale.

One of the Trader agreements included monthly compensation and to this end, part of the fees were paid in cash and then part of the fees were offset with a non-convertible note for $7,000 that is payable on or before June of 2017.

We borrowed $25,900 from an Accredited Investor, being a non-convertible note at 5% interest, as a short term bridge to facilitate longer term financial plans under discussion. Due to timing on the anticipated release of funds on this non-convertible note, we obtained a short term convertible loan from a non-related party, to assist with cash flow in the amount of $15,750; this was scheduled to be repaid within 60 days and no interest is due if repaid on time.  The Company accepted a $15,750 bridge loan from the non-related party in September and it was fully repaid on October 15, 2016 which prevented future interest becoming due.

We borrowed $26,000 from an Accredited Investor, being a non-convertible note at 5% interest, as a short term loan to facilitate cash flow until longer term financial plans under discussion are completed.  The loan will come due December 31, 2017.

8.  COMMITMENTS AND CONTINGENCIES

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements and other possible forms, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission (ASC). These fines have now been stated to be CDN$10,120 or approximately US$7,500 as advised and invoiced by the ASC, and have been accrued into the financial statements as of October 31, 2016. The Company is considering engaging its legal counsel to assist in reducing or eliminating these penalties and requests to file. Further correspondence has been delivered to the ASC after filing the 10-K for January 31, 2016. Subsequently, the 10Q ending April 30, 2016 and 10Q ending July 31, 2016 were filed with SEDAR and this is ongoing.

9.  STOCKHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share.

No shares of preferred stock were issued or outstanding during the nine month periods ended October 31, 2016 and 2015.

Common Shares

The Company is now authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share. The Company has issued 148,457,788 common shares as of October 31, 2016 and had increased its reserve to accommodate debt as may be needed.

On March 18, 2016, the directors approved 100,000 shares of the Company's common stock be issued to Azur Universal Inc and were issued at $.65 per share as per the agreement signed July 8, 2014 (See Note 7). The amount was recorded as deposit on software acquisition under other current assets.

The Company has retained three unrelated parties as Consultants to help develop investor awareness in the Company through varied campaigns that revolve around contacting known sophisticated investors through media outlets, newsletters, emails and direct telephone calls. The consultants are compensated in combination of cash and restricted common shares. In May and June, the Company issued 5,783,333 shares of its common stock for services rendered by unrelated third parties. This represents payments to invoices totaling $229,183.

On July 20, 2016, the directors approved 900,000 of the Company’s shares (book value of $26,100) be issued to Azur Universal Inc and were issued at $.029 cents per share to acquire the license rights and source code for the Global Trader software. The directors proceeded with purchasing the asset and declined to purchase the company at this time. An 8-K form was filed and a press release was sent out. The shares were issued in August and the license and rights have been acquired.

The Company also filed an 8-K form, in May, noting a share buyback program adopted by the directors to help offset future share dilution stemming from borrowing activities. The directors believe it is important to demonstrate confidence in the strength of our business plan and to reinforce our ongoing commitment to improving shareholder returns. To date no shares have been purchased and we are continuing to work with our broker dealer to establish an active account and a trading plan within their guidelines.

The Company was able to pay some of its debt obligations and the balance of the outstanding note for $25,000 was repaid from the permitted conversion of 2,500,000 shares on June 2, 2016.

The Company was able to partially pay its debt obligations and the balance of the outstanding notes were repaid from conversion of shares as follows, on September 6, converted 6,200,000 shares, on September 13, converted 6,558,000 shares and on September 14, converted 3,474,785 shares.  On September 26, the second note had a partial conversion of 7,000,000 shares. The total number of common shares issued is 23,232,785 for a total value of $147,691.

On July 8, 2014, the Company entered into an agreement to issue 100,000 shares of its common stock as a deposit to acquire software and against an option to acquire 100% of the issued share capital of AZUR Universal Inc., subject to certain terms and conditions. At the date of this report certain due diligence remained to be completed.  The common shares due were issued in March of 2016 as the directors wanted to continue exploring the merits and timing of this software acquisition. An additional 900,000 common shares were fully issued in August of 2016 to complete the full purchase transaction at the agreed sum. The shares were formally released upon receiving all software code and documentation as items as outlined and agreed. The total value of the shares issued to purchase the asset was recognized at $91,100.

On October 31, 2016 the directors unanimously agreed to increase the authorized common shares to 300,000,000 at par value of $.0001 and there were no changes to the preferred shares at this time.

9.  STOCKHOLDERS’ DEFICIT (Continued)

On October 29, 2016, the Company wished to engage Consultants and entered into an agreement. 10,000,000 common shares at $1,000 value are recorded as stock payable accordingly.

STOCK OPTIONS

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options.  The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.  As of October 31, 2016 and 2015, no options have been issued under this Plan.

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

The performance of some of the consultants retained by the Company has been disappointing and the Company is continuing to seek reimbursement or return of shares issued in some cases. The Company is committed to providing good investor awareness programs for its stakeholders and investors.

On October 29, 2016, the Company wished to engage Consultants to help further develop investor awareness in the Company by contacting known sophisticated investors through media outlets, newsletters, emails and direct telephone calls. The debt purchaser deposited the shares in December.  The Directors agreed to a total maximum conversion of 10,000,000 common shares.

On November 2, 2016, the Company entered into an agreement for a loan of $52,500, in the form of a convertible note that accrues at a rate of 10%, from an Accredited Investor as filed in our 8K with the SEC in November. The Company further reduced loans by sale of $5,000 of debt.

An additional 49,294,248 shares have been issued since October 31, 2016 as part of debt retirement plans by the Company.

On November 15, 2016, the Company was able to advance funds in the amount of $25,000 from escrow to an Investor to completely retire its obligations for an outstanding $46,000 promissory note and extinguish a $55,000 promissory note for fees.

The Directors have further agreed to investigate restructuring the shares of the Company including additional classes dedicated to acquisitions and super voting shares as well as having issued additional 15,000,000 shares to the CEO for reduction in accrued loans in the amount of $15,000.

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

Contracted Consultants

We currently have one consultant under contract. Mr. Gagnon is the only officer with a formal consulting agreement that was amended to accommodate a leave of absence on June 15, 2013. However, he will continue to serve as an officer and director of the Company during his leave from active consulting. Our other officers and directors currently provide some services on a consultant basis without compensation. Based upon the amount of the proceeds from additional sales of our common stock, other future employees and directors may receive salaries. Once we generate sufficient revenue, future salaries and contracts for all parties will be evaluated at that time.

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of October 31, 2016 and January 31, 2016 was $170,300 and $125,300, respectively. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

During the nine months ended October 31, 2016, the Company no longer is providing technical writing and computer assisted design services to other startups provided by a contractor, a related person, a family member to the Chief Executive Officer. The Company paid $0 and $17,088 to the related party contractor in respect of the provision of these services during the nine month periods ended October 31, 2016 and 2015.

Intellectual Property Information

Our success and ability to compete will be dependent to a significant degree on our intellectual property and any further acquisitions, which may include our operating and trade names such as Intuitrader, proprietary trading platforms and indicators, and visual charting software. We intend to mostly develop our technology internally and we will rely primarily on domain registration, trade secret, trademark, copyright, domain name, patent and contract law to protect our intellectual property. It is our intention to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property. Currently, we do not have any registered copyrights or patents; however, we may secure such registrations in the future.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have spent $0 in the nine month periods ended October 31, 2016 and 2015, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues.

For the Three and Nine Months Ended October 31, 2016 Compared to the Three and Nine Months Ended October 31, 2015

Revenue

The Company generated $0 in consulting revenue in during the three and nine months ended October 31, 2016 compared to $1,715 and $19,910 of revenue during the three and nine months ended October 31, 2015, respectively.  Revenue from e-books sales were $11 and $38, respectively, for the three and nine month periods ended October 31, 2016 compared to $10 for the three and nine months ending October 31, 2015. As a startup company, we have generated only nominal revenue that does exceed our expenses.

Cost of Revenue

During the three and nine months ended October 31, 2016, the Company paid $0 in contract labor – related party, associated with the consulting revenue generated for the same time period, as compared with $3,723 and $17,088 for the three and nine months ended October 31, 2015, a decrease of $17,088 or 100%.

Operating (Income) Expenses

Operating expenses were $75,903 and $404,838 for the three and nine months period ended October 31, 2016 compared to $32,611 and $93,485 for the three and nine months period ended October 31, 2015, increases of $43,292 and $311,353, respectively. The increase in operating expenses for the three months ended October 31, 2016 as compared to the three months ended October 31, 2015 was due primarily to an increase in investor and public relations expenses of $2,943 and financial consulting fees of $30,330, as well as $1,500 in legal expenses.  The increase in operating expenses for the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015 was primarily due to an increase in legal fees of $15,700, investor and public relations consulting fees of $177,494 and outside financial consulting fees of $52,297, compared to $0. In addition, the Company engaged with outside foreign currency traders incurring consulting fees of $0 and $11,147 for the three and nine month periods ended October 31, 2016, compared to $0 for the three and nine month periods ended October 31, 2015.  The legal fees incurred in the nine months ended October 31, 2016 primarily related to the preparation of the Company’s form 10K for the year ended January 31, 2016 and for legal advice related to news releases, filings, corporate structuring, agreements related to proposed acquisitions and debt instrument reviews along with the submission of related S-1 filing. We did not use external attorneys in the preparation of the Company’s form 10K for the year ended January 31, 2015 and consequently we did not incur comparable legal fees during the nine months ended October 31, 2015.

Operating Loss

We incurred an operating loss of $75,892 and $404,800 for the three and nine months ended October 31, 2016 compared to an operating loss of $34,609 and of $90,653 for the three and nine months ended October 31, 2015, increases of $41,283 and $314,147, or 119%, and 347%, respectively, due to the factors described above.

Other income (Expense)

The Company recorded unrealized gains on trading transactions of $2,593 and $7,936 and other income of $0 for the three and nine months ended October 31, 2016 compared with $0 for the three and nine months ended October 31, 2015, respectively while testing software and strategies. The return on investment was similar to first quarter of the current year calculated at 22.1% as being reported in third quarter. In addition, for the three and nine month period ended October 31, 2016, $0 and $214 was refunded from SEDAR for overpaid filing fees incurred in prior periods, as compared with $0 for the three and nine month period ended October 31, 2015.  The Company received $0 of refundable deferred financing costs previously written off during the three and nine months ended October 31, 2016 and compared to $500 for the three and nine months ended October 31, 2015.  In addition, the Company recorded a gain from the conversion of accounts payable of $3,931 for the three and nine months ended October 31, 2016 as compared with $0 for the three and nine months ended October 31, 2015, a 100% increase.  The Company had gains on the conversion of notes payable in the amount of $78,356 for the three and nine months ended October 31, 2016, compared with $35,124 in losses on the conversion of notes payable during the three and nine months ended October 31, 2015, a decrease of $113,480 or 323%.

In addition, the Company incurred losses on the change in derivative liabilities of $374,990 and $0 for the three and nine months ended October 31, 2016 and 2015, respectively.  The change to derivative liabilities were due to the call provisions relating to events of default on convertible notes payable arising from discounts on the fair market value of common stock shares.

Interest expense and amortization of debt discount for the three and nine month periods ended October 31, 2016 was $62,777 and $95,435 compared with $19,838 and $27,606 for the three and nine month periods ended October 31, 2015, increases of $42,939 or 216%, and $67,829 or 246%, respectively The increase was due primarily to the Company’s increase in borrowings as referred to in Notes 4 and 6 to the unaudited financial statements above.

Net Loss

The Company incurred a net loss of $428,779 and $784,788 for the three and nine months ended October 31, 2016 compared to a net loss of $89,571 and a loss of $152,883 for the three and nine months ended October 31, 2015, increases of $339,208 or 379% and $631,905 or 413%, respectively due to the factors discussed above.

Cash flow information for the nine months ended October 31, 2016 is compared to the nine months ended October 31, 2015

As of October 31, 2016, the Company had cash of $1,303, insufficient revenue to meet its ongoing operating expenses and liabilities of $722,163, accumulated losses of $1,365,238 and a stockholders’ deficit of $609,634.

The unaudited financial statements for the nine months ended October 31, 2016 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $112,348 for the nine month period ended October 31, 2016. This compares to net cash used for operating activities of $45,779 for the nine month period ended October 31, 2015.  During the nine months ended October 31, 2016 we incurred a loss of $784,788 which was increased due to unrealized gains on foreign currency transactions in the amount of $7,936, $78,356 of gains on the conversion of notes payable, and a gain of $3,931 on the conversion of accounts payable.  The loss was partially reduced by the issuance of common stock for consulting services of $221,479, $15,000 of discount on the conversion of debt, $6,055 of non-cash amortization expense and $61,204 of original issue discount amortization.  In addition, the operating loss was reduced by changes in derivative liabilities of $374,990.  There was a $61,688 increase in operating liabilities, and a decrease of $7,732 in other current assets, investments and prepaid expenses, to arrive at cash used in operations of $112,348. By comparison, during the nine months ended October 31, 2015 we incurred a loss of $152,883 which was partially reduced by $1,612 of non-cash amortization expense, an increase of $35,124 from the loss on conversion of notes payable, an increase of $885 in unbilled revenue and a $56,058 increase in operating liabilities to arrive at cash used in operations of $45,779.

Cash flows used in investing activities were at $6,645 and $0 for the nine month periods ended October 31, 2016 and 2015 arising from investing in foreign currency trading accounts.

Cash flows provided by financing activities were $122,744 for the nine month period ended October 31, 2016 which compares to cash flows provided by financing activities of $46,231 for the nine month period ended October 31, 2015. During the nine months ended October 31, 2016 we received $6,163 of additional loans from one of our directors, made repayments to the same director in the amount of $4,264 and received $95,751 by way of short-term notes payable, and $57,563 in long-term debt.  During the nine months ended October 31, 2016, the Company repaid $35,750 of short-term loans payable. By comparison, during the nine months ended October 31, 2015, we received $6,706 in loans from one of our directors and made repayments to the same director in the amount of $10,625, and received $50,150 by way of a short-term note payable. No shares of our common stock were sold during the nine months ended October 31, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of October 31, 2016, we had cash and cash equivalents of $1,303. As of January 31, 2016, we had cash and cash equivalents of $833.

Net cash used for operating activities was $112,348 and $45,779 for the periods ended October 31, 2016 and 2015.

Cash flows used in investing activities was $6,645 and $0 for the nine month periods ended October 31, 2016 and 2015, respectively

Over the next twelve months we do expect some material capital costs to develop operations. Our estimated operating costs of $355,000 will be used for operations and reporting, but will be used to pay salaries as deemed reasonable by management.

To date, we have realized only nominal sales revenue.  As a result, we expect that we may need to further engage in the private placement of our debt and equity securities in order to continue to fund operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise an estimated $1.5 million to fully implement our business plan and to successfully develop and market our apps, generate revenues and operate a profitable business.

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

In September, the CEO purchased 162,000 common shares on the open market and filed an initial Form 4 and had declared that up to a total of 3,000,000 shares may be acquired from the open markets under this filing.

On October 29, 2016, the Company wished to engage Consultants to help further develop investor awareness in the Company by contacting known sophisticated investors through media outlets, newsletters, emails and direct telephone calls. The debt purchaser will be converting debt commencing November. (See subsequent events.)

Plan of Operation

Our business plan is to attract additional capital and sufficient product sales, and provide services within our present organizational structure and resources, to become profitable in our operations.

Marketing and Sales efforts:

Our marketing efforts will primarily be related to assuring our product is easily found in app stores and create a smooth downloading experience. We continue to receive some sales revenue from Apple Inc for an e-book available in their app store. In the future, we anticipate allocating seven percent of substantial fund raises for marketing as well as generating product awareness through paid investor relations programs. We believe that there will be sufficient funds available if a suitable advertising opportunity presents itself. Once the app is live and we have begun initial Search Engine Optimization (“SEO”) work and internet marketing, we believe sales will be initially supported through the Apple store and our website. The website will be set up to record all visitors automatically and billing will be handled by Apple’s extensive billing backend. This system will allow us to minimize staff, maintain efficient delivery of products, and keep records for both accounting and marketing. We also plan to work with some influencers in social media such as Twitter and FaceBook.

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

Concurrent Developments

Future Trends use E-Books as a method for Training: Future product considerations revolve around enhanced or animated e-books. We believe consumers enjoy e-books because of their convenience and accessibility but they are similar in format to the traditional book. As animation is added to traditional images such as charts, this same technology can be applied to e-books to animate the content to better engage the reader. It is believed customers will soon demand interactive books that provide a much better, more informed educational experience and replace standard training techniques. New E-books with a view to training support will be made available after the sale of apps has commenced. We have successfully tested posting an e-book and the receiving of revenues electronically to our bank account from Apple Inc.

Consulting Services

During the nine months ended October 31, 2016, the Company did not provide technical writing and computer assisted design services to other startups using a contractor to generate certain additional revenues. This revenue source diminished as anticipated and is $0 for the quarter ending October 31, 2016.

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

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its condensed financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its condensed financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU No. 2016-09 will have on its condensed financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its condensed statements of cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2016, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2016. Based on this assessment, management believes that as of October 31, 2016, our internal control over financial reporting was not effective based on those criteria.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the nine month periods ended October 31, 2016 and 2015, there were no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results and none are threatened or pending to the best of our knowledge.

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

In September 2016 after accepting partial cash payment of $20,000, Investors began to call for the redemption of 8% Convertible Notes into our common stock at a conversion price of $.00121, and they elected to convert approximately $26,655 in principal amount. As a result, we issued 23,232,785 million shares of common stock, and we redeemed $41,470 in principal amounts of two eligible Convertible Notes by October 31, 2016 for $33,000 and $26,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 31, 2015, we were in not default under the terms of an agreement to repay $2,189, together with accrued interest at 5% per annum, to Pacific Stock Transfer in installments of $250 per month beginning on January 3, 2015. We were able to renegotiate this loan in August of this year with loan payment to commence in November, 2016.

In November 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of October 31, 2016, we are in default under the loan agreement. There can be no assurance that we will be able to reach any further agreement to extend or amend the terms of the agreement with this creditor or that we will be able to raise the funding necessary to repay the balances due under this agreement. The initiation of any collection action by any creditor may affect our ability to execute on our business plan.

As of October 31, 2016 we were in default of a convertible promissory note for $46,000 provided by an Investor on April 14, 2016. This note was paid off on November 15, 2016 (see subsequent events).

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

    * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 6, 2017.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	January 6, 2017
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	January 6, 2017
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	January 6, 2017
Carl Hussey	Title	Date