Form 10-Q/A
period 2016-10-31
APT Systems Inc
filed 2017-02-03
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10–Q/A to APT Systems, Inc.’s quarterly report on Form 10–Q for the period ended October 31, 2016, filed with the Securities and Exchange Commission on January 9, 2017 (the “Form 10–Q”), is solely to furnish Exhibit 3.1.1 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Certificate of Incorporation

3.1.1	Certificate of Amendment to Certificate of Incorporation dated October 27, 2016 as filed with Delaware Secretary of State

3.2*	Bylaws

31.1**	Certification of Chief Executive Officer pursuant to Section 302

31.2**	Certification of Chief Financial Officer pursuant to Section 302

31.3**	Certification of Principal Accounting Officer pursuant to Section 302

32.1**	Certification of Chief Executive Officer pursuant to Section 906

32.2**	Certification of Chief Financial Officer pursuant to Section 906

32.3**	Certification of Principal Accounting Officer pursuant to Section 906

Exhibit 101.INS***	XBRL Instance Document (1)

Exhibit 101.SCH***	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document (1)

Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

    * Previously filed with Form S-1 Registration Statement, May 23, 2012

  ** Previously filed with Form 10-Q for the period ended October 31, 2016 on January 9, 2017.

*** Previously filed with Form 10-Q/A1 for the period ended October 31, 2016 on January 19, 2017.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 2, 2017.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	February 2, 2017
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	February 2, 2017
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	February 2, 2017
Carl Hussey	Title	Date

4