Form 10-K
period 2017-01-31
APT Systems Inc
filed 2017-05-16
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

(415) 200-1105

(Registrant’s telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.      .

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold was $338,681, based on prices of other such stock as the Registrant’s securities are currently quoted.

As of May 15, 2016, registrant had outstanding 270,472,799 shares of common stock.

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

When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. Business.

Business Strategy Overview and Products

APT Systems, Inc. (“APT Systems”, “the Company”, “We” or “Us”) was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to operate as a Fintech Company and engage in the creation of innovative and intuitive stock trading platforms, financial apps and new visualization solutions for charting the financial markets. While management works to deliver mobile equities trading platform and charting software, it also is strategically acquiring other compatible software or financial businesses which demonstrate strong growth potential stemming from a solid business plan. We have identified prospective opportunities such as our acquisition of Global Trader software and continue with our due diligence efforts that will and do include testing software performance within funded external trading accounts. Over the year, the Company has continued to claim income earned from its testing of strategies and trading software as other income. The testing continues to generate positive returns. Small revenue continues to come from the Apple store from a previously launched publication promoting a trading strategy that is successfully testing Apple revenue payment delivery.

Management will continue to expand upon trading its platform named Intuitrader and related software products, being those recently acquired predictive indicators called Global Trader as well as those developed in-house such as kenCharts. Any profits generated from funds used in live trading tests can be used to offset future development costs, for which there is a plan to operate from within a wholly-owned subsidiary. We constantly strive to pioneer original trading tools and indicators along with new approaches for managing trading risk. After beta testing is completed, our proprietary custom charting tools and trading platform apps will later be available to subscribers for a fee.

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

We obtained approval of our symbol APTY for electronic trading in November 2015, and we plan on raising additional funds by issuing shares of our common and preferred stock. We accepted loans this year and successfully completed a private placement in the following quarter ending April 30, 2017 but we do not rule out the possibility of taking out additional loans. On May 6, 2016 we filed an S-1 to support an equity line funding but circumstances were that we could not further the application and ended the agreements in November, 2016. Our lawyer formally advised the SEC by written letter of these circumstances and no further action on the file is required at this time. There is no guarantee we will be successful in further raising funds sufficient to progress with the full implementation of our business plan. We have not been subject to any bankruptcy, receivership or similar proceeding.

In order to advance itself, APT Systems can also roll out technical trading tools and publish kenCharts for the hand held market to test its business plans and generate cash flow. We are focusing our early attention on the charting software we own and rewriting the code to provide a native chart only app for both Android and iOS platforms. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. We plan to utilize delayed time initially and later real time data networks along with graphic techniques which will provide solutions that can speak to the mobile needs to be demanded by the next generation of equity and commodity traders. However, these tools would be invigorated with leading edge graphics and networking technology to become desirable real-time and interactive trading assistance software.

As a Fintech company, APT services and products can later extend to include:

•

Financial Software and Analytical Software Development

•

Algorithmic Applied Technology

•

Trading Platform Refinement and Linking to Brokerage Accounts

•

Analytical Charting Software Development

•

Explore plans for upcoming proposed National Banking Charters for Fintech companies

The steps remaining for us to begin selling our products listed above are to finalize the programming and rewriting of the software used in our products, specifically our dimensional charting tools, begin sales and marketing campaigns, contact prospective licensees, and deliver our products, which we expect to complete in less than 180 days after our initial contact with prospective licensees. Our app would be available to users on a subscription fee plan and we plan to grant licenses in our app to financial companies and brokerage firms for use by their employees and clients. The goal is to have our product used by both handheld (tablet and Smartphone application users) and web based clients.

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

Needs Assessment

Management believes the principal growth area in the personal computer market today is that of Smartphones and portable tablet devices. These mobile devices usually allow full time internet connectivity which makes them an ideal stage for a mobile equity-trading platform and charting tool. Instead of merely importing existing software to allow on-the-go research and trading, we envision for our future products an information-dense and interactive display of the financial markets. At this time, we believe that the future interactive display will include three dimensional imaging that we intend to use to provide information in new ways that can better assist novice users learning about publicly traded companies and those users who are trading equities in the public markets.

Distribution methods of the products or services

To facilitate marketing plans, our products and platforms will be available initially in the “App Store” managed by Apple Inc. Later, these same products will be available to audiences that prefer using other Smartphones such as Google’s Android and other platforms. Especially in the case of Apple, these companies will provide marketing infrastructure to help developers reach their users and justify costs charged related to selling products from their app stores. All new marketing options within North America will be fully explored and implemented as it makes sense to do so. We plan to launch beta testing campaigns as well to attract prospective subscribers and garner suggestions for improvements.

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

Moreover, it is not our intent to compete with larger financial services firms, but rather to facilitate more trades by better informing our joint clients and providing them with better trading tools. The trading tools such as dimensional charts may be licensed to these same banks and brokers or subscribed to by users, directly in apps. We are broker agnostic and believe that we can work with the banks and brokerage firms who offer online and Smartphone trading access by providing them with the opportunity to generate additional commissions from their existing client base.

Contracted Consultants

Our directors currently provide their time and undertake duties as directors without compensation for these services. At the time the Company derives sufficient cash flow from operations or financing, the Company will evaluate the ability to compensate our directors.

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of January 31, 2017 and January 31, 2016 was $170,300 and $125,300, respectively. As resolved earlier, the accrued compensation for quarter ending October 31, 2016 will only be paid out after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties. The President elected to take 15,000,000 restricted common shares against accruals.

Intellectual Property Information

Our success and ability to compete will be dependent to a significant degree on our intellectual property, which may include our trade name, trading models, and visual chart styling. We intend to develop our technology internally and further acquire software. We will rely primarily on trade secret, trademark, copyright, domain name, patent and contract law to protect our intellectual property. It is our intention to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property. Currently, we do not have any registered copyrights or patents; however, we may obtain such registrations in the future.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have incurred minimal cost in the fiscal years ended January 31, 2017 and 2016, respectively, on research and development of our website and mobile applications that was included as part of consulting services incurred to date. We plan to spend further funds on research and development activities in the future as the development of our software applications continue if we are able to raise the necessary funding.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this section.

Item 2. Properties.

Our mailing address is in an executive suite facility at 505 Montgomery Street, 11th Floor, San Francisco, CA 94111. We consider this current executive office space and services arrangement adequate for our current operations and will reassess our needs based upon the future growth of the Company. We maintain an annual lease that is renewable each April and costs are determined by services required such as boardroom access and courier services, etc.

Item 3. Legal Proceedings.

We were not party to any legal proceedings during the twelve months ended January 31, 2017 or 2016, and, to the best of our knowledge and belief, no legal proceedings are threatened or pending.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stockholders

As of January 31, 2017, there were approximately 44 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. As of January 31, 2017, there were 229,252,036 shares of our common stock outstanding. As of May 15, 2016, the Company had outstanding 270,472,799 shares of common stock with 51 shareholders of record.

Market Information

The Company’s common stock was approved for price quotation on the OTC Markets under the symbol “APTY” on November 16, 2015. However, at this time the trading of our stock is limited to the OTC Markets. We prepared an application for FAST eligibility to further allow the markets access to trade our shares electronically and added direct share deposit services, all in an order to help shareholders manage their holdings efficiently.

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

Unregistered Sales of Equity Securities

Common Stock

On October 16, 2015, 102,000,000 shares of the Company’s common stock were issued at $.0001 per share to management as follows: Jeffrey Jolliffe – 1,000,000; Carl Hussey, Treasurer – 2,000,000; Joseph Gagnon, Secretary - 2,000,000; Glenda Dowie, President & CEO – 97,000,000 valued at $ 10,200.

On December 23, 2015, the Company issued 26,670 shares of its common stock at a fair value of $ 20,000, respectively, for service rendered by unrelated third parties.

On March 18, 2016, the directors approved 100,000 shares of the Company’s common stock be issued to Azur Universal Inc and were issued at $.65 per share for a total value of $65,000 as per the agreement signed July 8, 2014 The amount was recorded as deposit on software acquisition under other current assets. As of January 31, 2017, the amount has been recognized as acquisition of software.

The Company has retained three unrelated parties as Consultants to help develop investor awareness in the Company through varied campaigns that revolve around contacting known sophisticated investors through media outlets, newsletters, emails and direct telephone calls. The consultants are compensated in combination of cash and restricted common shares. In May and June, 2016 the Company issued 4,283,333 shares of its common stock for services rendered by unrelated third parties. This represents payments to invoices totaling $229,182.

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

The Company was able to partially pay its debt obligations and the balances of the outstanding notes were repaid from conversion of shares. The Company issued 93,027,033 with a total value of $240,704 throughout the year.

On December 14, 2016, the Company issued 15,000,000 shares of it restricted common stock at the fair value of $57,000 to the CEO, Glenda Dowie, against accrued compensation.

In January 27 2017, a consultant returned a certificate for 1,500,000 common shares used to secure an agreement with the Company when the parties mutually agreed the services sought were not provided to the full extent both anticipated. The total number of outstanding shares was adjusted accordingly.

Convertible Notes

On October 26, 2015, the Company issued 5,000,000 shares of its common stock at a fair value of $0.0001 per share to an unrelated third party in satisfaction of $500 in notes payable that was assigned to the third party as referred to in Note 6.-- Convertible Notes Payable. The fair value of $0.0001 per share was established with the unrelated third party based on the fact that the Company has had only limited operations to date, incurred losses since inception and has a shareholder deficit in excess of $200,000. Further debt was sold on December 12, 2016 to an unrelated third party being 10,000,000 shares of its common stock at a fair par value of $0.0001 per share. The value was established based on that the Company had limited operations to date.

The Company was able to partially pay its debt obligations and the balance of the outstanding notes was repaid from conversion of shares. The Company issued 93,027,033 with a total value of $240,704 throughout the year ending January 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the years ended January 31, 2017 and 2016, there were no purchases of equity securities by the Company and affiliated purchasers.

Item 6. Selected Financial Data.

A smaller reporting company is not required to provide the information in this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the fiscal years ended January 31, 2017 and 2016. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended January 31,
	2017	2016
Balance Sheet Data:
Cash	$7,713	$833
Total assets	$122,297	$12,462
Total liabilities	$530,097	$346,281
Stockholders’ deficit	$(407,800)	$(333,819)

Operating Data:
Revenue	$49	$20,199
Cost of revenue	$-	$17,855
Operating Expenses	$457,520	$182,004
Other Income (Expense)	$(249,496)	$(103,562)
Net Loss	$(706,967)	$(283,222)

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues. We have operated at a loss in all relevant periods.

For our fiscal years ended January 31, 2017 and 2016, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise the necessary funding to implement our business plan and to successfully develop and market our software, generate revenues and operate a profitable business.

Revenue

We generated revenues of $49 for the fiscal year ended January 31, 2017, as compared to $20,199 for the fiscal year ended January 31, 2016, a decrease of $20,150. This decrease was attributable to lack of revenue generated in consulting services as anticipated and consists of income provided through book sales.

Cost of Revenue

During the twelve months ended January 31, 2017 we incurred $0 costs for contract labor- related party, as compared to $17,855 for the fiscal year ended January 31, 2016 directly related to the consulting services revenue we generated in the period.

Operating Expenses

Operating expenses, which consisted of amortization expense, officer compensation, accounting, legal, research and development and other general and administrative expenses for the fiscal year ended January 31, 2017, were $457,520 which is an increase of $275,516, or 151% as compared to the operating expenses for the fiscal year ended January 31, 2016 of $182,004. The increase in our operating expenses was primarily attributable to an increase in consulting services, investor and public relations expenses, professional fees and travel incurred during the year.

Other income (Expense)

Interest expense and amortization of debt discount for the fiscal year ended January 31, 2017 was $137,999 compared with $68,938 in the fiscal year ended January 31, 2016, an increase of $69,061 or 100%. The increase was due primarily to the Company’s increase in borrowings and to the beneficial conversion feature on notes payable calculated under the definitive convertible promissory notes for the fiscal year ended January 31, 2017.

Net Loss

As a result of the foregoing, we incurred a net loss of $706,967 for the fiscal year ended January 31, 2017, which was an increase of $423,745, or 150%, as compared to the net loss for the fiscal year ended January 31, 2016 of $283,222.

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

Liquidity and Capital Resources

As of January 31, 2017, we had cash and cash equivalents of $7,713 but were in the process of negotiating additional funding. As of January 31, 2016, we had cash and cash equivalents of $833.

Net cash used for operating activities was $157,204 for the fiscal year ended January 31, 2017. This compares to net cash used for operating activities of $65,484 for the fiscal year ended January 31, 2016. During the fiscal year ended January 31, 2017, we incurred a net loss of $706,967 which was partially reduced by $12,325 of non-cash expenses, $82,867 of amortization of original issue discounts on notes payable, $15,000 from beneficial conversion features on convertible debt, $740 arising from the loss on extinguishment of debt, $171,139 from the change in derivative liability on convertible notes payable, stock issued for consulting services of $237,182, the prepayment interest paid in stock of $14,515 and $38,069 from a loss on conversion and settlement of accounts payable. Net cash used for operating activities increased by a non-cash gain of $90,200 on the conversion of notes payable to shares of our common stock, and $8,036 investment gains in currency trading. There was a $60,000 increase in accrued officer compensation, an increase in accounts payable and accrued expenses of $33,661 and prepaid expenses increased by $17,499 to arrive at cash used in operations of $157,204. By comparison, during the fiscal year ended January 31, 2016 we incurred a net loss of $283,222 which was partially reduced by $2,112 of non-cash expenses, $67,306 from beneficial conversion features on convertible notes payable, a loss of $49,500 on the conversion of notes payable to common stock, and $20,000 in stock issued for consulting services. Net cash used for operating activities increased by a non-cash gain of $14,376 on the conversion of notes payable to shares of our common stock. There was an $885 increase in accounts receivable, a $60,000 increase in accrued officer compensation and a $42,081 increase in accounts payable and accrued expenses. Prepaid expenses increased by $8,000 to arrive at cash used in operations of $65,484.

Cash flows used in investing activities were $6,645 for the fiscal years ended January 31, 2017 from investment in foreign currency trading accounts, as compared with $0 in 2016 as we lacked the funding to be able to pursue investing opportunities.

Cash flows provided by financing activities were $170,729 for the fiscal year ended January 31, 2016, which compares to cash flows provided by financing activities of $65,541 for fiscal year ended January 31, 2016. During the fiscal year ended January 31, 2017, we received $6,808 of additional loans from one of our directors and repaid $5,014 to that director, $224,659 in convertible and short-term notes payable from unrelated third parties and $5,655 in long-term notes payable. The Company repaid $61,379 of convertible and short-term notes payable. By comparison, during the fiscal year ended January 31, 2016 we received $2,223 of additional loans from one of our directors, and repaid the same director $7,953. The Company secured convertible and short-term borrowings of $32,621, $38,150 in long-term financing and $500 from the issuance of common stock for cash.

Over the next twelve months we do not expect substantial material capital costs to develop operations and charting products. Our estimated operating costs of $175,000 will be used for operations, contract workers, travel, and reporting, but none will be used to pay salaries unless deemed reasonable by management and directors.

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

Consulting Services

During the twelve months ended January 31, 2016 and 2015, the Company provided technical writing and computer assisted design services to other startups using a contractor, a related person, a family member to the Chief Executive Officer, to generate certain additional revenues. For the year ending 2017, we anticipated and confirm that this revenue has diminished completely.

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

Financial Instrument

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of cash, accounts receivable, accounts payable, and accrued expenses, note payable, accrued interest payable and loan from director approximate fair value due to the short-term maturities of these instruments.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2017 and 2016, the Company has no unrecognized tax benefits.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

During the years ended January 31, 2017 and 2016, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation as their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

Starting in the second quarter of 2014, the FASB issued guidance applicable to revenue recognition that will be effective for the Company for the year ending January 31, 2019. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. The FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The core principle of the new guidance is that management of public and private companies is required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management also is required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance applies a more principles-based approach to recognizing revenue. The Company is currently evaluating the impact this new standard will have on the reporting.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for the Company on February 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on February 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on February 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

A smaller reporting company is not required to provide the information in this Item.

Item 8. Financial Statements and Supplementary Data.

Provided for the years ending January 31, 2017 and 2016

APT Systems, Inc.

FINANCIAL STATEMENTS

With Report of Independent Registered Public Accounting Firm

For the years ended January 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
APT Systems Inc.

We have audited the accompanying balance sheets of APT Systems Inc. (the "Company") as of January 31, 2017 and 2016 and the related statements of operations, stockholders' deficit, and cash flows for the years in each of the two years ended January 31, 2017. APT Systems Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APT Systems Inc. as of January 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ RBSM LLP
Henderson, Nevada
May 16, 2017

APT SYSTEMS, INC.
Balance Sheets

	January 31, 2017	January 31,2016

ASSETS

Current Assets
Cash and cash equivalents	$7,713	$833
Accounts receivable	-	1,215
Investments	14,681	-
Prepaid expenses	17,141	8,000
Other current assets	268	-
Total current assets	39,803	10,048

Other Assets

Software (net of $20,211 and $9,191 accumulated amortization respectively)	82,494	2,414
Web site (net of $2,080 and $2,080 accumulated amortization respectively)	-	-
Total other assets	82,494	2,414

TOTAL ASSETS	$122,297	$12,462

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$113,170	$90,849
Accrued officer compensation	170,300	125,300
Convertible notes payable, net of discounts of $4,233 and $0, respectively	191,176	62,000
Notes payable	24,710	39,839
Loan from director	4,465	2,672
Total current liabilities	503,821	320,660

Convertible notes payable - related party	26,276	20,621
Notes payable - less current portion	-	5,000
Total Liabilities	530,097	346,281

STOCKHOLDERS’ DEFICIT

Preferred stock $0.001 par value, 10,000,000 shares authorized;
None issued as of January 31, 2017 and January 31, 2016, respectively	-	-
Common stock $0.0001 par value, 750,000,000 shares authorized;
229,252,036 and 115,941,670 shares issued and outstanding as of
January 31, 2017 and January 31, 2016, respectively.	22,926	11,595
Additional paid-in capital	855,511	235,036
Common stock payable	1,180	-
Accumulated deficit	(1,287,417)	(580,450)
TOTAL STOCKHOLDERS’ DEFICIT	(407,800)	(333,819)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$122,297	$12,462

The accompanying notes are an integral part of these financial statements

APT SYSTEMS, INC
Statements of Operations

	Year Ended	Year Ended
	January 31, 2017	January 31, 2016

Revenue
Consulting revenue	$-	$20,178
E-book sales	49	21
Total Revenue	49	20,199

Cost of Revenue
Contract labor - related party	-	17,855
Total Cost of Goods Sold	-	17,855

Gross Profit	49	2,344

Operating Expenses
Amortization	11,110	2,112
Compensation to officer	60,000	60,000
General and administrative	386,410	119,892
Total Operating Expenses	457,520	182,004

Net Operating Loss	(457,471)	(179,660)

Other Income (Expense)
Other income	8,251	500
(Loss) on conversion of accounts payable into shares and settlement of accounts payable	(38,069)	-
Gain (Loss) on conversion of notes payable	90,200	(35,124)
(Loss) on extinguishment of notes payable	(740)	-
(Loss) on change in derivative liability	(171,139)	-
Interest expense and amortization of debt discount	(137,999)	(68,938)
Total Other Income (Expense)	(249,496)	(103,562)

Net (Loss)	$(706,967)	$(283,222)

Earnings (Loss) per share:
basic and diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding:
basic and diluted	147,507,275	37,521,722

The accompanying notes are an integral part of these financial statements

APT SYSTEMS, INC
Statements of Stockholders’ Deficit

		Preferred		Common	Additional			Total
	Preferred	Shares	Common	Stock	Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance January 31, 2015 (restated)	-	$ -	8,915,000	$892	$112,608	$ -	$(297,228)	$(183,728)

Issuance of common stock for repayment of notes payable	-	-	5,000,000	500	-	-	-	500

Issuance of common stock for conversion of accrued salaries	-	-	97,000,000	9,700	-	-	-	9,700

Issuance of common stock for conversion of notes payable	-	-	-	-	102,431	-	-	102,431

Issuance of common stock to directors	-	-	5,000,000	500	-	-	-	500

Issuance of common stock for services rendered	-	-	26,670	3	19,997	-	-	20,000

Net loss	-	-	-	-	-	-	(283,222)	(283,222)

Balance January 31, 2016 (Audited)	-	-	115,941,670	11,595	235,036	-	(580,450)	(333,819)

Issuance of common stock for asset acquisition	-	-	1,000,000	100	91,000	-	-	91,100

Issuance of common stock for conversion of notes payable	-	-	93,027,033	9,303	230,221	1,180	-	240,704

Issuance of common stock for consulting services	-	-	4,283,333	428	228,754	-	-	229,182

Beneficial conversion feature on notes	-	-	-	-	15,000	-	-	15,000

Issuance of common stock for settlement of accrued officer compensation	-	-	15,000,000	1,500	55,500	-	-	57,000

Net loss	-	-	-	-	-	-	(706,967)	(706,967)

Balance January 31, 2017 (Audited)	-	$ -	229,252,036	$22,926	$855,511	$1,180	$(1,287,417)	$(407,800)

The accompanying notes are an integral part of these financial statements

APT SYSTEMS, INC
Statements of Cash Flows

	Year Ended	Year Ended
	January 31, 2017	January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(706,967)	$(283,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization expense	11,110	2,112
Amortization of original issue discounts	82,867	-
Bad debt expense	1,215	-
Gain on conversion of convertible notes payable	-	(14,376)
Expense for beneficial conversion feature	15,000	67,306
(Gain) loss on conversion of notes payable for stock	(90,200)	49,500
Loss on extinguishment of debt	740	-
Loss on change in derivative liability	171,139	-
Gain on investments	(8,036)	-
Loss on conversion of accounts payable into shares and settlement of accounts payable	38,069	-
Stock issued for consulting services	237,182	20,000
Prepayment interest paid in stock	14,515	-

Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(885)
(Increase) in prepaid expenses and other current assets	(17,499)	(8,000)
Increase in accounts payable and accrued expenses	33,661	42,081
Increase in accrued officer compensation	60,000	60,000
Net cash (used in) operating activities	(157,204)	(65,484)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments	(20,550)	-
Proceeds from sale of investments	13,905	-
Net cash (used in) investing activities	(6,645)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of loan from director	6,808	2,223
(Repayment) of loan from director	(5,014)	(7,953)
Issuance of convertible notes and short-term notes payable	224,659	32,621
Issuance of long-term notes payable	5,655	38,150
Issuance of common stock for cash	-	500
Repayment of convertible notes and short-term notes payable	(61,379)	-
Net cash provided by financing activities	170,729	65,541

Net change in cash and cash equivalents	6,880	57
Cash and cash equivalents at beginning of period	833	776

Cash and cash equivalents at end of period	$7,713	$833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :
Interest	$6,023	$4,821
Income Taxes	$-	$-

Equity Securities issued for services:
Stock and stock payable issued settlement of notes payable	$-	$500
Stock and stock payable issued for software acquisition	$91,100	$-
Note issued in settlement of notes payable and accounts payable	$5,500	$-
Accrued officer compensation settled in shares	$57,000	$-

The accompanying notes are an integral part of these financial statements

APT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2017 and 2016

1. NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, “We” or “Us”) was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to operate as a Fintech Company to engage in the creation of innovative and intuitive stock trading platforms, financial apps and visualization solutions for charting the financial markets. While management works to deliver a mobile trading platform it also is strategically acquiring other compatible software or financial businesses which demonstrate strong growth potential stemming from a solid business plan. After we identify prospective opportunities then we continue with due diligence efforts that will and do include testing software performance within funded external trading accounts. The Company successfully acquired Global Trader predictive indicators and added to its intellectual property. Over the year, the Company had continued to claim income earned from its testing of strategies and trading software as other income. The testing continues to generate positive returns and mostly in the first three quarters. Some revenue continues to come from the Apple store from a previously launched publication promoting a trading strategy that is successfully testing Apple revenue payment delivery. After beta testing is completed, our proprietary custom charting tools and trading platform apps will later be available to subscribers for a fee.

2. GOING CONCERN AND LIQUIDITY

As of January 31, 2017, the Company had cash of $7,713, insufficient revenue to meet its ongoing operating expenses, liabilities of $530,097, accumulated losses of $1,287,417 and a stockholders’ deficit of $407,800.

In the financial statements for the fiscal years ended January 31, 2017 and 2016, the Reports of our Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The financial statements for the year ended January 31, 2017 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

These financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

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

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of January 31, 2017 and January 31, 2016 due to the intended short term maturities of these financial instruments.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising and promotional costs of $12,929 and $37,003 for the year ending January 31, 2017 and for 2016 respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2017 and 2016, the Company has no unrecognized tax benefits.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ended January 31, 2017 and 2016, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation; as such an inclusion would have been anti-dilutive due to the losses incurred in both periods. The debt instruments are convertible at a fixed price into 435,500,000 shares of common stock.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and recognized over the requisite service period. The Company has adopted a stock option plan, as disclosed in Note 10 – Stockholders’ Deficit below. During the year ended January 31, 2017 and 2016, no stock options had been issued or outstanding to date.

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

In February of 2016, the Company contracted traders as testers as part of the due diligence process to test strategies, indicator reliability and trading platforms within their designated accounts. The contracted traders could use funds for trading securities or derivatives, which mainly consisted of various options, currency pairs and futures. All trading accounts will return to cash after the strategies are monitored over a reasonable period of time. While the Company’s business model is not investing, short term investing is required to test elements of the software including connectivity to independent brokers. As of January 31, 2017, the fair value of trading accounts collectively was $14,681.

	Year ending January 31, 2017	Year ending January 31, 2016
Investment available for trading in investments	$20,550	$-
Unrealized gains	8,036	-
Redemptions/commissions	(13,905)	-
Investments in trading at fair market value for period	$14,681	$-

Convertible debt

The Company records a beneficial conversion feature related to the issuance of convertible debts that have conversion features at fixed or adjustable rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes.

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

Business Segments

The Company believes that its activities during the year ended January 31, 2017 and 2016 comprised a single segment.

Recently Issued Accounting Pronouncements

Starting in the second quarter of 2014, the FASB issued guidance applicable to revenue recognition that will be effective for the Company for the year ending January 31, 2019. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. The FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The core principle of the new guidance is that management of public and private companies is required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management also is required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance applies a more principles-based approach to recognizing revenue. The Company is currently evaluating the impact this new standard will have on the reporting.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for the Company on February 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

 In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on February 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

 In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on February 1, 2018; however, early adoption is permitted with prospective application to any business development transaction.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements.

4. RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the CEO and President on an ongoing basis. Accrued officer compensation as of January 31, 2017 and 2016 was $170,300 and $125,300, respectively. During the year ended January 31, 2017, the President elected to convert $15,000 of the accrual into 15,000,000 shares of the Company’s common stock valued at $57,000, thereby recognizing a loss on conversion of accrued salary of $42,000. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

As of January 31, 2017 and 2016, the Company owed the President $4,465 and $2,672, respectively by way of loans. During the years ending January 31, 2017 and 2016, the Company repaid the President’s short term advance of $5,014 and $7,953, respectively. The loans are unsecured, due on demand and interest free.

The Company provided consulting, technical writing and computer assisted design services to other startups provided by a contractor, a related person (family member to the Chief Executive Officer) to generate certain additional revenues. The Company paid $0 and $17,855 to the related party contractor in respect of the provision of these services during the year ended January 31, 2017 and 2016, respectively.

5. SOFTWARE

The Company has software that it uses for the development of certain mobile applications. The software and any upgrades are being amortized over useful lives ranging from 3 – 5 years. The Company recorded amortization expense of $11,110 and $2,112 for years ended January 31, 2017 and 2016, respectively.

	January 31, 2017	January 31, 2016

Charting software	$102,705	$11,605
Website	2,080	2,080
	104,785	13,685
Accumulated amortization	(22,291)	(11,271)
Net book value	$82,494	$2,414

6. CONVERTIBLE NOTE PAYABLE, RELATED AND UNRELATED PARTIES

Convertible notes Balance - February 1, 2016	$82,621
Addition of convertible notes	185,505
Conversion of notes into common stock	(155,730)
Cash paid settlement of note	(58,750)
Gain on extinguishment of debt	(90,200)
Change in fair value of convertible notes (including OID discount)	254,006
Convertible notes Balance - January 31, 2017	$217,452

Convertible notes payable net of discount outstanding as of January 31, 2017 and 2016 were $217,452 and $82,621, respectively.

As of January 31, 2017, all convertible notes payable were due within the year ending January 31, 2018 with the exception of $26,276, which were classified as long term convertible notes payable.  Of the long term convertible notes payable, $19,121 is due on December 31, 2018 and $7,155 is due on January 31, 2019.

As of January 31, 2016, all convertible notes payable were due within the year ending January 31, 2017 with the exception of $20,621, which were classified as long term convertible notes payable.  Of the long term convertible notes payable, $19,121 is due on December 31, 2018 and $1,500 is due on January 31, 2019.

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000. This convertible note accrues interest at the rate of 19% per annum and is convertible only when a “qualifying financing” event takes place. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently obtained a further extension to December 31, 2016. The note has been reduced to $43,500 through the sales of part of the debt to unrelated third parties.

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

No value had been assigned to the conversion feature attached to this note prior, as the possibility of the Company completing such a Qualifying Financing or completing a sale of the Company before January 31, 2017 and 2016 was considered to be very remote.

On April 17, 2015, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of 60 days that was later extended until April 23, 2017. Principal and interest at 8% per annum accrued thereon are due and payable on April 23, 2017 and is further renewable. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock at $.01 cents. The Company is currently in discussions with the lender to further extend the maturity date and has been verbally extended to be later written. Until such time as that is completed the note is considered past due.

On October 2, 2015, the Company received $12,500 by way of an unsecured short-term loan from a non-related party for a term of one year. Principal and interest at 8% per annum accrued thereon are due and payable on October 1, 2016. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock. The conversion rate is equal to the fair market value of the Company’s common stock on the date of conversion. This loan has been extended until October 1, 2017.

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

On February 9, 2016 and March 22, 2016, the Company entered into two loan agreements with unrelated parties for $33,000 and $25,600, respectively. The notes are due and payable twelve months from the issuance date and bear interest at 8% per annum. If the Notes are paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days. The loans were eligible for conversion in August and September 2016.

The Convertible Promissory Note for $33,000 with an Accredited Investor is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company is in default as well as a variable conversion price that is calculated as a discount to market. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

Each convertible promissory note derivative liability has been measured at fair value at January 31, 2017 using a Black Scholes valuation model. Since the Conversion Price contains an anti-dilution adjustment as well as a variable conversion price that is calculated as a discount to market, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

During the year ending January 31, 2017, the Company issued 16,232,785 shares of common stock at a conversion price of $0.00143 per share in settlement of note payable. At September 14, 2016, the first Convertible Promissory Note for $33,000 was paid in full. As such, the fair value of the conversion feature at January 31, 2017 is $0.

The Convertible Promissory Note for $25,600 with an Accredited Investor is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company is in default as well as a variable conversion price that is calculated as a discount to market. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

Each convertible promissory note derivative liabilities have been measured at fair value at January 31, 2017 using a Black Scholes model. Since the Conversion Price contains an anti-dilution adjustment as well as a variable conversion price that is calculated as a discount to market, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

During the year ending January 31, 2017 the Company issued 26,094,248 shares of common stock at a price ranging from $0.00083 to $0.00143 per share in full settlement of the note payable. At January 31, 2017, the second Convertible Promissory Note for $25,600 had a balance of $0. As such, the fair value of the conversion feature at January 31, 2017 is $0.

The inputs into the Black Scholes model were as follows related to valuation of this derivative during the year ending:

January 31, 2017
Closing share price	$0.0028 - $0.01490
Conversion price	$0.00083 - $0.00143
Risk free rate	0.39% – 0.80%
Expected volatility	316.23% – 399.44%
Dividend yield	0%
Expected life	.33 to .50 years

The convertible loan for $33,000 that was due on August 13, 2016 had been designated to be repaid in two stages as there was concern for the entire loan to be converted at current share prices. The outstanding portion of the loans converted to date representing 42,327,034 restricted and non-restricted common shares issued during the year. The Company recognized gain on conversion of $90,200. The remaining $14,815 outstanding balance of the $33,000 convertible loan was paid in cash resulting in full settlement of the balance. The Company borrowed $20,000 that is not convertible in nature and has allowed a partial conversion of the loans to reduce its liabilities and to provide further liquidity with free trading shares.

In April 2016, the Company entered into an agreement (“Investment Agreement”) for an unrelated third party (“Investor”) to purchase up to $5,000,000 of the Company’s common stock. In conjunction with the Investment Agreement, the Company entered into a registration rights agreement (“Registration Agreement”). The Registration Agreement requires the Company to use its best effort, within thirty days, to file with the SEC a Form S-1 (“Registration Statement”) covering a certain number of shares to be used for the Investment Agreement. Upon the effective date of the Company’s Registration Statement, the Company has the right to put (“Put Notice”) to the investor, for purchase, a certain amount of shares of the Company’s common stock. For each Put Notice, the number of shares shall be equal to one-hundred and fifty percent of the average of the daily trading dollar volume of the Company’s common stock for the ten consecutive trading days immediately prior to the Put Notice, so long as such amount does not exceed an accumulative amount per month of $150,000, unless prior approval of the Investor.

In conjunction with Investment Agreement, the Company entered issued two promissory Notes to the Investor in the amounts of $46,000 and $55,000. Both promissory notes accrue interest at the rate of 10% per annum and are due six and seven months respectively from the effective date of the Company’s Registration Statement which was filed on May 17, 2016. This statement is not effective as of today. The first tranche of proceeds of $20,000 from the promissory note were used to pay the Company’s fees associated with the Investment Agreement. The proceeds from the $55,000 promissory note are to be used to pay the Company’s commitment fee to the Investor. The Investor did not advance the second tranche of the promissory note of $46,000 after the S-1 was filed on May 16, 2016. Further review of the S-1 by the Securities Exchange Commission has been set aside by the Company as it does not currently trade on the OTCQB marketplace. While the company may upgrade from the OTC Pink status at a cost of $12,500, it did not qualify to do so during the year ended January 31, 2017. A board decision on this matter is further complicated by the decision of our counsel to end their security practice in June of this year. The directors had chosen to discontinue matters pertaining to addressing the S-1 comments for the time being. However, the directors did negotiate with the Investor and agreed to repay the original advance and applied interest for sum of $25,000 and the second promissory note for $55,000 has been extinguished as part of this agreement Management included a portion of the promissory note for $46,000 as a liability for October 31, 2016 as it was outstanding and interpreted as due on October 19, 2016. Management opted for the settlement of this note as discussed below.

The Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability. While the first Promissory note for $46,000 was due October 16, 2016 and it was paid in November. The Promissory Note for $55,000 was not due until November 19, 2017 and was extinguished upon payment of first note.

Each convertible promissory note derivative liabilities have been measured at fair value at January 31, 2017 using a Black Scholes model. Since the Conversion Price contains an anti-dilution adjustment as well as a variable conversion price that is calculated as a discount to market, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

At November 15, 2016, the Convertible Promissory Note for $46,000 was paid in full. As such, the fair value of the conversion feature at January 31, 2017 is $0.

The inputs into the Black Scholes model were as follows related to valuation of this derivative during the year ending:

January 31, 2017
Closing share price	$0.0027 - $0.0149
Conversion price	$0.0006 - $0.00128
Risk free rate	0.20%-0.29%
Expected volatility	183% -324.92%
Dividend yield	0%
Expected life	.01 to 0.12years

The Company took on a loan of $52,500, in the form of a convertible note, in November from an Accredited Investor (8K filed) in order to retire the outstanding note due to an Investor for $23,000 and to extinguish an additional note for a success fee in the amount of $55,000. The note is due and payable twelve months from the issuance date and bear interest at 5% per annum. If the Note is paid off prior to 181 days, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 30% depending on any repayment date being before May 8, 2017 otherwise the investor may convert loan to common shares.

The Company took on a further loan of $30,000, in the form of a convertible note on January 31, 2017 with unrelated parties. The note is due and payable twelve months from the issuance date and bears interest at 8% per annum. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days. The loan is convertible at the end of July.

7. NOTES PAYABLE

On November 20, 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of January 31, 2017, we are default under the loan agreement.

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Accordingly we also recognized a $3,931 gain on the settlement of the $7,430 balance of accounts payable by assuming a loan of $2,189. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of January 31, 2017, we are not in default under this loan agreement as in August 2016 we renegotiated the terms for this loan and interest payment commenced in November 2016.

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

We borrowed $25,900 from an Accredited Investor on March 22, 2016, being a non-convertible note at 5% interest, as a short term bridge to facilitate longer term financial plans under discussion. Due to timing on the anticipated release of funds on this non-convertible note, we obtained a short term convertible loan from a non-related party, to assist with cash flow in the amount of $15,750; this was scheduled to be repaid within 60 days and no interest is due if repaid on time. The Company accepted a $15,750 bridge loan from the non-related party in September 23, 2016 and it was fully repaid on October 15, 2016 which prevented future interest becoming due.

On September 16, 2016, we borrowed $26,000 from an Accredited Investor, being a non-convertible note at 5% interest, as a short term loan to facilitate cash flow until longer term financial plans under discussion are completed. The loan will come due December 31, 2017.

8. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of January 31, 2017 and January 31, 2016:

Fair value measured at January 31, 2016
	Total carrying value at January 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency investments	$-	$-	$-	$-

Liabilities:
Derivative liabilities	$-	$-	$-	$-

Fair value measured at January 31, 2017
	Total carrying value at January 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency investments	$14,681	$-	$-	$14,681

Liabilities:
Derivative liabilities	$-	$-	$-	$-

There were no transfers between Level 1, 2 or 3 during the years ended January 31, 2017 and 2016.

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

Changes in Level 3 liabilities measured at fair value for the year ended January 31, 2017:

Convertible notes Balance - February 1, 2016	$82,621
Addition of convertible notes	185,505
Conversion of notes into common stock	(155,730)
Cash paid settlement of note	(58,750)
Gain on extinguishment of debt	(90,200)
Change in fair value of convertible notes (including OID discount)	$254,006
Convertible notes Balance - January 31, 2017	$217,452

The Company’s derivative liabilities are measured at fair value using the Black Scholes valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended January 31, 2017 is as follows:

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

9. COMMITMENTS AND CONTINGENCIES

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements and other possible forms, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission (ASC). These fines have now been stated to be CDN$10,120 or approximately US$7,500 as advised and invoiced by the ASC, and have been accrued into the financial statements as of January 31, 2017. The Company is considering engaging its legal counsel to assist in reducing or eliminating these penalties and requests to file. Further correspondence has been delivered to the ASC after filing the 10-K for January 31, 2016. Subsequently, the 10-Q ending April 30, 2016 and 10-Q ending July 31, 2016 were filed with SEDAR and this is ongoing.

The Company had retained TESO Communications as its Investor Relations and Public Relations manager and under the agreement the Company may pay the invoice with cash or by issuing shares against the invoices submitted. The Directors opted to issue shares before the end of the initial agreement period of January 16, 2015 but the same were not yet issued. The agreement represented a cash payment of $25,000 or the issuance of 50,000 restricted common shares at the completion of the agreement which has been extended to May 15, 2016. No invoice has been presented to the Company and no shares have been issued to date.

10. STOCKHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share.

No shares of preferred stock were issued or outstanding during the fiscal years ended January 31, 2017 and 2016.

Subsequent to January 31, 2017, the directors signed a resolution to restructure the preferred shares. The preferred shares were changed to Preferred Series A shares with a par value of $.001 and the Series B preferred shares with a par value of $.001 that are redeemable after one year $1.00 at the holders option with interest of 6% payable annually on April 28, 2017. The Series B preferred shares become mandatorily redeemable at $1.00 five years after issuance.

Common Shares

On October 31, 2016 the directors unanimously agreed to increase the authorized common shares to 300,000,000 at par value of $.0001.

Subsequent to January 31, 2017, the Company restructured its common shares by increasing authorized shares from 300,000,000 to 750,000,000 common shares with a par value of $.0001. The preferred shares were changed to Preferred Series A super voting shares with a par value of $.001 and the Company added Series B preferred shares that are valued at 1.00 with interest of 6% payable annually.

On October 16, 2015, 102,000,000 shares of the Company’s common stock were issued at $.0001 per share to management as follows: Jeffrey Jolliffe – 1,000,000; Carl Hussey, Treasurer – 2,000,000; Joseph Gagnon, Secretary - 2,000,000; Glenda Dowie, President & CEO – 97,000,000. All shares are restricted Section 144 shares. $10,200 is added in the stockholders’ equity section of the financial statements for the value of these shares.

In addition, the Directors approved the new conversion terms for outstanding loan to Meador and subsequently, part of the debt was sold to an unrelated party. On October 26, 2015, the Company issued 5,000,000 shares of its common stock at a fair value of $0.0001 per share to an unrelated third party in satisfaction of $500 in notes payable that was assigned to the third party as referred to in Note 6.-- Convertible Notes Payable. The fair value of $0.0001 per share was established with the unrelated third party based on the fact that the Company has had only limited operations to date, incurred losses since inception and has a shareholder deficit in excess of $200,000. Further debt was sold on December 12, 2016 to an unrelated third party being 10,000,000 shares of its common stock at a fair par value of $0.0001 per share. The value was established based on that the Company had limited operations to date.

In December 23, 2015, the Company issued 26,670 shares of its common stock at a fair value of $ 20,000, respectively, for service rendered by unrelated third parties.

During the year ended January 31, 2016, the Company recognized a debt discount of $102,431 related to the conversion of notes payable for common stock.

On March 18, 2016, the directors approved 100,000 shares of the Company’s common stock be issued to Azur Universal Inc and were issued at $.65 per share as per the agreement signed July 8, 2014 The amount was recorded as deposit on software acquisition under other current assets.

The Company has retained three unrelated parties as Consultants to help develop investor awareness in the Company through varied campaigns that revolve around contacting known sophisticated investors through media outlets, newsletters, emails and direct telephone calls. The consultants are compensated in combination of cash and restricted common shares. In May and June, the Company issued 4,283,333 shares of its common stock for services rendered by unrelated third parties. This represents payments to invoices totaling $229,182.

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

The Company also filed an 8-K form, in May 2016, noting a share buyback program adopted by the directors to help offset future share dilution stemming from borrowing activities. The directors believe it is important to demonstrate confidence in the strength of our business plan and to reinforce our ongoing commitment to improving shareholder returns. To date no shares have been purchased and we are continuing to work with our broker dealer to establish an active account and a trading plan within their guidelines.

The Company was able to partially pay its debt obligations and the balance of the outstanding notes was repaid from conversion of shares. The Company issued 93,027,033 with a total value of $240,704 throughout the year.

During the year ended January 31, 2017, the Company entered into a convertible note with a beneficial conversion feature. The beneficial conversion feature was valued at $15,000 and was recorded as a debt discount.

On December 14, 2016, the Company issued 15,000,000 shares of it restricted common stock at the fair value of $57,000 to the CEO, Glenda Dowie, against accrued compensation.

In January 27 2017, a consultant returned a certificate for 1,500,000 common shares used to secure an agreement with the Company when the parties mutually agreed the services sought were not provided to the full extent both anticipated. The total number of outstanding shares was adjusted accordingly.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of January 31, 2017 and 2016, no options have been issued under this Plan.

11. INCOME TAXES

The Company utilizes FASBASC740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forwards. Based upon Management’s evaluation, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the benefit derived from net operating loss carry-forwards.

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company does not have any uncertain tax positions.

The Company has net operating loss carryforwards of approximately $1,287,000 and $580,000 included in the deferred tax asset table below for 2017 and 2016, respectively. However, due to limitations of carryover attributes, it is unlikely the company will benefit from these NOL and thus Management has determined a 100% valuation reserved is required.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

The Company has not filed all prior year income tax returns, as Management has stated. Due to the Net Operating Losses incurred it is not expected that there is any material Income Taxes due Federally or in State and Local jurisdictions, but any minimum tax payments due are delinquent and penalty and interest on such payments continue to accrue. Management is aware of its obligation to file income tax returns in jurisdictions the Company has Nexus.

The provision for federal income tax consists of the following for the periods ending:

	January 31, 2017	January 31, 2016
Federal & State income tax benefit attributed to:
Net operating loss	$511,196	$230,389
Valuation allowance	(511,196)	(230,389)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 39.72% of significant items comprising our net deferred tax amount is as follows

	January 31, 2017	January 31, 2016
Deferred tax attributed:
Net operating loss carryover	$1,287,000	$580,000
Less: change in valuation allowance	(1,287,000)	(580,000)
Net deferred tax asset	$-	$-

At January 31, 2017 and 2016, the Company had an unused net operating loss carry-forwards approximating $1,287,000 and $580,000, respectively that are available to offset future taxable income. The loss carry-forwards will start to expire in 2031.

In assessing the reliability of the deferred tax assets at January 31, 2017 and 2016 of $438,000 and $197,000, respectively, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, the Company concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, the Company has established a full reserve against this asset. The valuation allowance was $438,000 and $197,000 as of January 31, 2017 and 2016, respectively.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2017 and 2016, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. The tax years for 2010 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

12. SUBSEQUENT EVENTS

The Company filed 14C on March 20, 2017 as part of share restricting program to fulfill future business needs of the Company.

On February 2, 2017, the directors signed a resolution to restructure the common and preferred shares. The Company restructured common shares by increasing authorized shares from 300,000,000 to 750,000,000 common shares with a par value of $.0001. The preferred shares were changed to Preferred Series A super voting shares with a par value of $.001 and the Company added Series B preferred shares that are valued at 1.00 with interest of 6% payable annually on April 28, 2017.

The Company raised $70,000 in a private placement with accredited investors where a combination of restricted common shares (20,588,263) and Preferred Series B shares (35,000) were issued May 8, 2017.

The Company opted to pay consultant’s invoice by issuing 8,832,500 common shares on May 8, 2017.

The Company converted $1,180 of notes payable with the issuance of 11,800,000 common shares on March 22, 2017 and April 17, 2017 that were issued in November 2016.

The Company reached an agreement on May 2, 2017with the lender of a note for $52,500 where by half of the note has been repaid in cash and the balance of the loan has been extended for an additional six months up to November 4, 2017 with no conversions during this time.

The Company entered into discussions and signed agreements with an accredited investor for a loan of $53,000 on May 8, 2017 and no funds from the investor have been received to date. The agreement calls for the company to be current in its filings to avoid any default. This note matures on February 20, 2018 and bears an interest rate of 8% and allows for prepayment between 112% and 137% depending on the date; and would be convertible on or about November 15 when funded.  Once the conversion terms are effective the note is convertible into shares at the greater of $0.00008 or 61% of the market value as calculated per the agreement.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Item 9B. Other Information.

The information required by this Item 9B with respect to unregistered sales of equity securities is incorporated by reference to Item 5 of this Form 10-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Positions and Offices Held

Glenda Dowie	60	Director, President, Chief Executive Officer

Joseph Gagnon	59	Director, Secretary, Chief Technology Officer

Carl Hussey	65	Director, Treasurer, Chief Financial Officer

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

Item 11. Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended January 31, 2017 and 2016, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Technology Officer, and our Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards (1) ($)	All Other Compensation	Total ($)
Glenda Dowie	2017	$60,000	0	0	0	$60,000
	2016	$60,000	0	0	0	$60,000
Chief Executive Officer	2015	$60,000	0	0	0	$60,000

Joseph Gagnon	2017	0	0	0	0	0
Chief Technology Officer	2016	0	0	0	0	0

Carl Hussey	2017	0	0	0	0	0
Chief Financial Officer	2016	0	0	0	0	0

(1) Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of January 31, 2017 and January 31, 2016 was $170,300 and $125,300, respectively. As resolved, the accrued compensation for quarter ending October 31, 2017 will only be paid out after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

Outstanding Equity Awards at the End of the Fiscal Year

No equity compensation has been paid under the Plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of January 31, 2017 and January 31, 2016 was $170,300 and $125,300, respectively. As resolved, the accrued compensation for quarter ending October 31, 2017 will only be paid out after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of May 10, 2017, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of May 10, 2017. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 270,472,799 shares of common stock outstanding as May 10, 2017 plus, for each individual, any securities that individual has the right to acquire within 60 days of May 10, 2017.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Glenda Dowie (3)	117,000,000	43.26%
505 Montgomery Street,
11th Floor
San Francisco, CA 94111

Joseph Gagnon (3)	2,200,000	0.81%
505 Montgomery Street,
11th Floor
San Francisco, CA 94111

Carl Hussey (3)	2,200,000	0.81%
505 Montgomery Street,
11th Floor
San Francisco, CA 94111

All Officers and Directors as a Group	121,400,000	44.88%

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3) An officer and director of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of January 31, 2017, regarding shares of common stock that may be issued under the Company’s 2012 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,500,000	-	5,500,000
Equity compensation plans not approved by security holders (2)	-	-	-
Total	5,500,000	-	5,500,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below, since February 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years; and in which any director, executive officer, other stockholders of more than 5% of the Company’s Common Stock or any member of their immediate family had or will have a direct or indirect material interest:

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of January 31, 2017 and January 31, 2016 was $170,300 and $125,300, respectively. As resolved, the accrued compensation for quarter ending October 31, 2017 will only be paid out after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

As of January 31, 2017 and 2016, the Company owed the President $4,465 and $2,672, respectively, by way of loan. The loan is unsecured, due on demand and interest free.

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

Item 14: Principal Accountant Fees and Services.

Audit Fees

For the Company’s fiscal year ended January 31, 2017 and 2016, we were billed approximately $24,500 and $7,000, respectively for professional services rendered for the audit and reviews of our financial statements. Costs increased due to change in auditor from Cutler & Co., LLC to RBSM LLP from the year ended January 31, 2016 onwards.

Audit Related Fees

For the Company’s fiscal year ended January 31, 2017 and 2016, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company’s fiscal years ended January 31, 2017 and 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

For the Company’s fiscal year ended January 31, 2017 and 2016, we were billed approximately $4,000 and $0, respectively for professional services rendered for the audit related services pertaining to the S-1 filing.

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	May 16, 2017
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technology Officer and Director	May 16, 2017
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	May 16, 2017
Carl Hussey	Title	Date