Form 10-K/A
period 2017-01-31
APT Systems Inc
filed 2017-05-17
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

APT Systems, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended January 31, 2017, solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	May 17, 2017
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technology Officer and Director	May 17, 2017
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	May 17, 2017
,Carl Hussey	Title	Date

4