Form 10-Q
period 2017-04-30
APT Systems Inc
filed 2017-06-14
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  X ... No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes  X .. No      ...

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X ..

As of June 14, 2017, registrant had 271,943,387 outstanding shares of common stock.

FORM 10-Q

APT SYSTEMS, INC.

FINANCIAL INFORMATION

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

ITEM 1. FINANCIAL STATEMENTS

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended April 30, 2017 and 2016

APT SYSTEMS, INC.
Balance Sheet

	April 30, 2017	January 31,2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$46,638	$7,713
Trading investments	14,755	14,681
Prepaid expenses	-	17,141
Other current assets	268	268
Total current assets	61,661	39,803

Other Assets

Software (net of $27,353 and $22,291 accumulated amortization respectively)	78,332	82,494
Total other assets	78,332	82,494

Total Assets	$139,993	$122,297

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$137,948	$113,170
Accrued officer compensation	185,300	170,300
Convertible notes payable, net of discounts of $2,576 and $4,233, respectively	140,924	139,267
Notes payable	75,959	76,619
Loan from director	2,103	4,465
Total current liabilities	542,234	503,821

Convertible notes payable - related party	26,276	26,276
Total Liabilities	568,510	530,097

Series B 6% Convertible Cumulative Preferred Stock; $0.001 par value, 1,000,000 shares designated; 35,000 and 0 shares issued and outstanding as of April 30, 2017 and January 31, 2017 respectively	35,000	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 100,000,000 authorized
Preferred A stock $0.001 par value, 1,000,000 shares designated;
none issued as of April 30, 2017 and January 31, 2017, respectively	-	-
Common stock $0.0001 par value, 750,000,000 shares authorized;
261,640,269 and 229,252,036 shares issued and outstanding as of
April 30, 2017 and January 31, 2017, respectively	26,164	22,926
Additional paid-in capital	888,453	855,511
Common stock payable	-	1,180
Accumulated deficit	(1,378,134)	(1,287,417)
TOTAL STOCKHOLDERS' DEFICIT	(463,517)	(407,800)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$139,993	$122,297

The accompanying notes are an integral part of these unaudited financial statements

APT SYTEMS, INC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	April 30, 2017	April 30, 2016

Revenue
E-book sales	$11	$-
Total Revenue	11	-

Cost of Revenue	-	-

Gross Profit	11	-

Operating Expenses
Amortization	5,062	3,750
Compensation to officer	15,000	15,000
General and administrative	63,986	196,065
Total Operating Expenses	84,048	214,815

Net Operating Loss	(84,037)	(214,815)

Other Income (Expense)
Other income	103	4,698
Interest expense and amortization of debt discount	(6,783)	(7,378)
Total Other Income (Expense)	(6,680)	(2,680)

Net Loss	(90,717)	(217,495)

Dividends Applicable to Preferred Stock	(246)	-

Net Loss Applicable to Common Stockholders	$(90,963)	$(217,495)

Net loss per common share:
Basic and diluted	$(0.0004)	$(0.0019)

Weighted average number of common shares outstanding:
Basic and diluted	238,566,153	115,989,448

The accompanying notes are an integral part of these unaudited financial statements

APT SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	April 30,2017	April 30,2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(90,717)	$(217,495)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization expense	5,062	500
Gain on investments	(74)	(4,434)
Amortization of debt discount	1,657	-
Stock issued for consulting services	-	114,000

Changes in operating assets and liabilities:
Accounts receivable	-	4,517
Prepaid expenses and other current assets	17,141	-
Accounts payable and accrued expenses	27,416	31,076
Accrued officer compensation	15,000	15,000
Net cash (used in) operating activities	(24,515)	(56,836)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments	-	(20,000)
Investment in software development	(900)	-
Net cash (used in) investing activities	(900)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from director loan	-	526
Payment of loan from director	(5,000)	(2,860)
Issuance of convertible notes and short-term notes payable	-	74,207
Issuance of long-term notes payable	-	5,655
Payments on Notes Payable	(660)	-
Proceeds from issuance of common and preferred shares	70,000	-
Net cash provided by financing activities	64,340	77,528

Net change in cash and cash equivalents	38,925	692

Cash and cash equivalents at beginning of period	7,713	833

Cash and cash equivalents at end of period	$46,638	$1,525

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :
Interest	$1,387	$1,744
Income Taxes	$-	$-

Non-Cash Transactions

Stock and stock payable issued for software acquisition	$-	$65,000
Common stock issued for stock payable	$1,180	$-
Expenses paid by director	$2,638	$-

The accompanying notes are an integral part of these unaudited financial statements

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2017 AND 2016

1. NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to operate as a Fintech Company to engage in the creation of innovative and intuitive stock trading platforms, financial apps and visualization solutions for charting the financial markets. While management works to deliver a mobile trading platform it also is strategically acquiring other compatible software or financial businesses which demonstrate strong growth potential stemming from a solid business plan. After we identify prospective opportunities then we continue with due diligence efforts that will and do include testing software performance within funded external trading accounts. The Company successfully acquired Global Trader predictive indicators and added these to its intellectual property. Over the previous year, the Company had continued to claim income earned from its testing of strategies and trading software as other income. The testing continues to generate positive returns. In this first quarter, the Company began its development of separate native charting apps branded as KenCharts for potential future licensing opportunities. Some revenue continues to come from the Apple store from a previously launched publication promoting a trading strategy that is successfully testing Apple revenue payment delivery. After beta testing is completed, our proprietary custom charting tools and trading platform apps will later be available to subscribers for a fee.

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

2. GOING CONCERN AND LIQUIDITY

As of April 30, 2017, the Company had cash of $46,638, insufficient revenue to meet its ongoing operating expenses, and liabilities of $568,510, accumulated losses of $1,378,134 and a shareholders’ deficit of $463,517. The Company has not as yet generated significant product sales revenues as its key products are still under development.

The unaudited financial statements for the three months ended April 30, 2017 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended April 30, 2017 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2017 included in our Form 10-K filed with the SEC. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2017 AND 2016

4. RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of April 30, 2017 and January 31, 2017 was $185,300 and $170,300 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

As of April 30, 2017 and January 31, 2017, the Company owed the President $2,103 and $4,465 respectively by way of loans. The loans are unsecured, due on demand and interest free.

5. SOFTWARE

The Company has software that it uses for the development of certain mobile applications. The software and any upgrades are being amortized over useful lives ranging from 3 – 5 years. The Company recorded amortization expense of $5,062 and $3,750 for the three months ended April 30, 2017 and 2016, respectively.

	April 30, 2017	January 31, 2017

Charting software	$102,705	$102,705
Ken Chart Native Apps	900	-
Website	2,080	2,080
	105,685	104,785
Accumulated amortization	(27,353)	(22,291)
Net book value	$78,332	$82,494

6. CONVERTIBLE NOTES PAYABLE

Noteholder 1

On January 8, 2014 the Company issued an unsecured convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000. This convertible note accrues interest at the rate of 19% per annum and is convertible at $0.0001. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently obtained a further extension to December 31, 2016. The note has been reduced to $43,500 through the sales of part of the debt to unrelated third parties in prior periods. The Company is currently in discussions with the lender to further extend the maturity date and has been verbally extended to be later written. Until such time as that is completed the note is considered past due.

On April 17, 2015, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of 60 days that was later extended until April 23, 2017. Principal and interest at 8% per annum accrued thereon are due and payable on April 23, 2017 and is further renewable. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock at $0.01 cents. The Company is currently in discussions with the lender to further extend the maturity date and has been verbally extended to be later written. Until such time as that is completed the note is considered past due.

Noteholder 2

On October 2, 2015, the Company received $12,500 by way of an unsecured short-term loan from a non-related party for a term of one year. Principal and interest at 8% per annum accrued thereon are due and payable on October 1, 2016. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock. The conversion rate was equal to the fair market value of the Company’s common stock on the date of issuance. This loan has been extended until October 1, 2017.

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2017 AND 2016

Noteholder 3

The Company took on a loan of $52,500, in the form of a convertible note, in November 2016. The note is due and payable twelve months from the issuance date and bear interest at 5% per annum with an original issuance discount of 5%. If the Note is paid off prior to 181 days, the Company is required to pay the face amount plus a penalty of 30% otherwise the investor may convert loan to common shares. Once convertible the conversion rate is equal to 60% of the lowest traded market price during the previous 15 trading days. The holder is limited to converting no more than 20% percent of the previous week’s dollar volume during any given trading week. Subsequent to quarter end the note was amended. See Note 10 for further details.

Noteholder 4

The Company took on a further loan of $30,000, in the form of a convertible note on January 31, 2017 with unrelated parties. The note is due and payable twelve months from the issuance date and bears interest at 8% per annum with an original issuance discount of $3,000. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days. The loan is convertible at the end of July 2017.

Noteholder 5

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

The following table summarizes all convertible notes outstanding as of April 30, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value

Third Parties
Noteholder 1a	1/8/2014	Past Due	$43,500	$-	$43,500
Noteholder 1b	4/23/15	Past Due	5,000	-	5,000
Noteholder 2	10/2/2015	10/1/2017	12,500	-	12,500
Noteholder 3	11/1/2016	5/4/2017	52,500	308	52,192
Noteholder 4	1/30/2017	1/30/2018	30,000	2,268	27,732

Related Parties
Noteholder 5a	11/23/2015	12/31/2018	3,000	-	3,000
Noteholder 5b	12/8/2015	12/31/2018	16,121	-	16,121
Noteholder 5c	1/12/2016	1/31/2019	1,500	-	1,500
Noteholder 5d	3/10/2016	1/31/2019	2,770	-	2,770
Noteholder 5e	3/15/2016	1/31/2019	2,885	-	2,885

Total Convertible Notes Payable			$169,776	$2,576	167,200
Less: Current Portion					(140,924)
Long Term Portion					$26,276

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2017 AND 2016

7. NOTES PAYABLE

Noteholder 1

On August 12, 2016, we borrowed $26,000 from an Accredited Investor, being a non-convertible note at 5% interest, as a short term loan to facilitate cash flow. The loan will come due December 31, 2017.

On September 21, 2016, we borrowed $25,909 from an Accredited Investor, being a non-convertible note at 5% interest, as a short term loan to facilitate cash flow. The loan will come due December 31, 2017.

Noteholder 2

On November 20, 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of April 30, 2017, we are default under the loan agreement.

Noteholder 3

The Company had executed short-term lending arrangements with a non-related party. The effective dates of the loans are June 22, 2015, June 27, 2015 and September 22, 2015. The loan amounts are $3,000, $2,700 and $1,950, respectively, with interest accruing at 5% per annum. Repayment is in one lump sum due and payable on or before December 4, 2015 through January 31, 2016. The outstanding notes were extended to September and December 2016. The Company is currently in discussions with the lender to further extend the maturity date. Until such time as that is completed the note is considered past due.

Noteholder 4

One of the trader agreements included monthly compensation and to this end, part of the fees were paid in cash and then part of the fees were offset with a non-convertible note for $7,000 that is payable on or before June of 2017.

Noteholder 5

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of April 30, 2017, we are not in default under this loan agreement as in August 2016 we renegotiated the terms for this loan and interest payment commenced in November 2016.

The following table summarizes all notes outstanding as of April 30, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value

Third Parties
Noteholder 1a	8/12/2016	12/31/2017	$26,000	$-	$26,000
Noteholder 1b	9/21/2016	12/31/2017	25,909	-	25,909
Noteholder 2	11/7/2014	Past Due	5,000	-	5,000
Noteholder 3a	6/15/2015	Past Due	3,000	-	3,000
Noteholder 3b	6/28/2015	Past Due	2,700	-	2,700
Noteholder 3c	9/22/2015	Past Due	1,950	-	1,950
Noteholder 4	6/15/2016	6/15/2017	7,000	-	7,000
Noteholder 5	8/11/2016	8/11/2018	4,400	-	4,400

Total Convertible Notes Payable			$75,959	$-	75,959
Less: Current Portion					(75,959)
Long Term Portion					$-

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2017 AND 2016

8. COMMITMENTS AND CONTINGENCIES

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements and other possible forms, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission (ASC). These fines have now been stated to be CDN$10,120 or approximately US$7,500 as advised and invoiced by the ASC, and have been accrued into the financial statements as of April 30, 2017. The Company is considering engaging its legal counsel to assist in reducing or eliminating these penalties and requests to file. Further correspondence has been delivered to the ASC after filing the 10-K for January 31, 2016. Subsequently, the 10Q ending April 30, 2016 and 10Q ending July 31, 2016 were filed with SEDAR and this is ongoing.

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

9. STOCKHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share.

During the quarter ending April 30, 2017, the directors signed a resolution to restructure the preferred shares. The preferred shares were changed to Preferred Series A shares with a par value of $.001 and the Series B preferred shares with a par value of $.001 that are redeemable after one year $1.00 at the holder’s option with interest of 6% payable annually on April 28, 2017. The Series B preferred shares become mandatorily redeemable at $1.00 five years after issuance. The Series B preferred shares become convertible at time following the first anniversary of the issuance of the shares into Common Stock at the 90% of the average Closing Sales Price of the company's common stock for the 2 trading days prior to the conversion date.

During the quarter ending April 30, 2017 the Company received proceeds of $35,000 for the issuance of 35,000 shares of Series B Preferred shares.

For the period ended April 30, 2017, total dividends applicable to Series B Preferred Stock was $246. The Company did not declare or pay any dividends in 2017. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $246 as of April 30, 2017.

Common Shares

During the quarter ending April 30, 2017, the Company restructured its common shares by increasing authorized shares from 300,000,000 to 750,000,000 common shares with a par value of $.0001.

During the quarter ending April 30, 2017, 11,800,000 shares of common stock were issued in settlement of the $1,180 stock payable.

During the quarter ending April 30, 2017 the Company received proceeds of $35,000 for the issuance of 20,588,233 shares of common stock.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of April 30, 2017, no options have been issued under this Plan.

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2017 AND 2016

10. SUBSEQUENT EVENTS

The Company settle a consultant’s invoice of $15,000 by issuing 8,832,530 common shares on May 8, 2017.

The Company received $5,000 from an investor for 2,500 Series B Preferred shares and 1,470,588 common shares.

The Company reached an agreement on May 4, 2017 with Convertible Noteholder 3 related to a note for $52,500 where by half of the note has been repaid in cash and the balance of the loan has been extended for an additional six months up to November 4, 2017 during which time the note is not convertible.  The total cash payment of $34,438 is being applied $26,250 to the principle and the remaining to interest and prepayment penalties.

The Company signed agreements with an investor for a loan of $53,000 on May 8, 2017 and net funds were received upon filing the 10K for year ending January 31, 2017. The agreement called for the Company to be current in its filings to avoid any default. This note matures on February 20, 2018 and bears an interest rate of 8% and allows for prepayment between 112% and 137% depending on the date; and would be convertible on or about November 15, 2017 when funded. Once the conversion terms are effective the note is convertible into shares at the greater of $0.00008 or 61% of the market value as calculated per the agreement.

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

Overview and History

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010. The Company has not as yet generated significant sales revenues as its key products are still under development but our first charting app is likely to be released in the second quarter. Limited start-up operations to date have consisted of the formation of the Company, development of its business plan, identification of its target market, naming its software Intuitrader, and limited research towards the development of its software. However, the company was able to engage in testing trading strategies and products in a limited fashion in 2016.

We have not been subject to any bankruptcy, receivership or similar proceeding.

APT is a Fintech company that specializes in the creation of innovative equities trading platforms. We are focusing on the mobile device market where we intend to develop and publish custom technical analysis indicators and trading systems both in-house and for third parties. In addition, we intend to develop a user friendly charting tool that displays price action and historic pricing for publicly traded companies. This separate app and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. We plan to utilize real time and delayed data networks along with graphic techniques which will provide solutions that can speak to the mobile needs to be demanded by the next generation of equity, currency, futures and commodity traders.

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

-

Financial Software and Analytical Software Development

-

Algorithmic Applied Technology

-

Trading Platform Refinement and Linking to Brokerage Accounts

-

Analytical Charting Software Development

-

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

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of April 30, 2017 and January 31, 2017 was $185,300 and $170,300 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

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

Research and Development

We have spent $0 in the three month periods ended April 30, 2017 and 2016, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues.

For the Three Ended April 30, 2017 Compared to the Three Months Ended April 30, 2016

Revenue

The Company generated $0 in consulting revenue in during the three months ended April 30, 2017 and 2016. Revenue from e-books sales were $11 and $0, respectively, for the three month periods ended April 30, 2017 and 2016, respectively. As a startup company, we have generated only nominal revenue.

Operating Expenses

Operating expenses were $84,048 for the three month period ended April 30, 2017 compared to $214,815 for the three month period ended April 30, 2016, which is a decrease of $130,767. The decrease in operating expenses for the three months ended April 30, 2017 as compared to the three months ended April 30, 2016 was due primarily to a decrease and stock based compensation of approximately $114,000.

Operating Loss

We incurred an operating loss of $84,037 and $214,815 for the three months ended April 30, 2017 and 2016, respectively. The decrease of $130,778 or 61% is due to the factors described above.

Other Income (Expense)

The most significant component of Other Income (Expense) is related to interest expense related to notes payables.

Net Loss

The Company incurred a net loss of $90,717 for the three months ended April 30, 2017 compared to a net loss of $217,495 for the three months ended April 30, 2016, a decrease of $126,778 or 58% due to the factors discussed above.

Cash flow information for the three months ended April 30, 2017 is compared to the three months ended April 30, 2016

As of April 30, 2017, the Company had cash of $46,638, insufficient revenue to meet its ongoing operating expenses, and liabilities of $568,510 accumulated losses of $1,378,134 and a shareholders’ deficit of $463,517.

The unaudited financial statements for the three months ended April 30, 2017 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $24,515 for the three month period ended April 30, 2017. This compares to net cash used for operating activities of $56,836 for the three month period ended April 30, 2016. In both periods our negative cash flow from operations is the result of insufficient revenue and profits to offset ongoing operating expenses.

Cash flows used in investing activities were at $900 and $20,000 for the three month periods ended April 30, 2017 and 2016 arising from software development in the current year and investing in foreign currency trading accounts in the prior year.

Cash flows provided by financing activities were $64,340 for the three month period ended April 30, 2017 which compares to cash flows provided by financing activities of $77,528 for the three month period ended April 30, 2016. During the three months ended April 30, 2017 we received $70,000 of cash proceeds from the sale of common and Series B Preferred shares. During the same period we made payments of $5,660 to pay down Notes Payable. By comparison, during the three months ended April 30, 2016, we received $526 in loans from one of our directors and made repayments to the same director in the amount of $2,860, received $5,655 in long term notes payable and received $74,207 by way of a convertible notes payable and short-term note payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of April 30, 2017, we had cash and cash equivalents of $46,638. As of January 31, 2017, we had cash and cash equivalents of $7,713.

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

Successful implementation of our business strategy depends on factors specific to the internet, regulations regarding equities trading, app development licenses and the hand held device industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow.

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

-

the competitive environment in the app sector that may force us to reduce prices below the optimal desired pricing level or increase promotional spending;

-

the ability to anticipate changes in consumer preferences and to meet customers’ needs for trading products in a timely cost effective manner; and

-

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

Consulting Services

During the three months ended April 30, 2017, the Company did not provide technical writing and computer assisted design services to other startups. This revenue source diminished as anticipated and is $0 for the quarter ending April 30, 2017.

Seasonality

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2017, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2017. Based on this assessment, management believes that as of April 30, 2017, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-

Lack of appropriate segregation of duties;

-

Limited capability to interpret and apply accounting principles generally accepted in the United States;

-

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three month periods ended April 30, 2017 and 2016, there were no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results and none are threatened or pending to the best of our knowledge.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 3. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

In January 27 2017, a consultant returned a certificate for 1,500,000 common shares used to secure an agreement with the Company when the parties mutually agreed the services sought were not provided to the full extent both anticipated. The total number of outstanding shares was adjusted accordingly

The Company raised $70,000 in a private placement with accredited investors where a combination of restricted common shares (20,588,233) and Preferred Series B shares (35,000) were issued (see subsequent events).

The Company opted to pay consultant’s invoice by issuing 8,832,500 common shares (see subsequent events).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended April 30, 2017, there were no purchases of equity securities by the Company and affiliated purchasers.

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

ITEM 4. DEFAULTS UPON SENIOR SECURITIES

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

On June 17, 2015 and June 28, 2015, the Company received $3,000 and $2,700, respectively, by way of an unsecured short-term loans from a non-related party for a term of six months at 5% interest due upon repayment. The loans and accrued interest were scheduled to be repaid on December 31, 2015. The Company was successful in obtaining an extension until September 1, 2016. Currently, these short-term loans are past due, however there are no default penalties associated with these loan agreements. There can be no assurance that we will be able to reach any further agreement to extend or amend the terms of the agreement with this creditor or that we will be able to raise the funding necessary to repay the balances due under this agreement. The initiation of any collection action by any creditor may affect our ability to execute on our business plan. Additional short term loans were provided in September, 2015 in the amount of $1,950, with a maturity date of January 31, 2016. This short-term lending arrangement is also past due, but does not carry any default penalty.

ITEM 5. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 6. OTHER INFORMATION

None.

ITEM 7. EXHIBITS

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

* Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2017.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	June 14, 2017
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	June 14, 2017
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	June 14, 2017
Carl Hussey	Title	Date