Form 10-Q
period 2017-07-31
APT Systems Inc
filed 2017-09-14
CIK 1543739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54865

APT SYSTEMS, INC.

(Exact name of issuer as specified in its charter)

Delaware	99-0370904
(State or other jurisdiction	(IRS Employer File Number)

505 Montgomery Street 11th Floor
San Francisco, CA	94111
(Address of principal executive offices)	(zip code)

(415)-200-1105

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

As of September 14, 2017, registrant had 298,308,696 outstanding shares of common stock.

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

ITEM 1. FINANCIAL STATEMENTS

APT SYSTEMS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended July 31, 2017 and 2016

APT SYSTEMS, INC.
Balance Sheets

	July 31, 2017	January 31,2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$25,289	$7,713
Trading investments	15,024	14,681
Prepaid expenses	-	17,141
Other current assets	268	268
Total current assets	40,581	39,803

Other Assets

Software (net of $31,908 and $22,291 accumulated amortization respectively)	92,884	82,494
Total other assets	92,884	82,494
Total Assets	$133,465	$122,297

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$123,847	$113,170
Accrued officer compensation	200,300	170,300
Convertible notes payable, net of unamortized discounts of $2,125 and $4,233, respectively	157,875	139,267
Notes payable	75,299	76,619
Loan from director	4,560	4,465
Total current liabilities	561,881	503,821

Convertible notes payable - related party	26,276	26,276
Total Liabilities	588,157	530,097

Series B 6% Convertible Cumulative Preferred Stock; $0.001 par value, 1,000,000 shares designated; 52,500 and 0 shares issued outstanding as of July 31, 2017 and January 31, 2017 respectively.	52,500	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 100,000,000 authorized
Preferred A stock $0.001 par value, 1,000,000 shares designated;
1,000,000 and 0 issued as of July 31, 2017 and January 31, 2017, respectively	1,000	-
Common stock $0.0001 par value, 750,000,000 shares authorized;
297,300,531 and 229,252,036 shares issued and outstanding as of
July 31, 2017 and January 31, 2017, respectively	29,730	22,926
Additional paid-in capital	1,868,538	855,511
Common stock payable	-	1,180
Accumulated deficit	(2,406,460)	(1,287,417)
TOTAL STOCKHOLDERS' DEFICIT	(507,192)	(407,800)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$133,465	$122,297

The accompanying notes are an integral part of these unaudited financial statements

APT SYSTEMS, INC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016

Revenue
E-book sales	$-	$27	$11	$27
Total Revenue	-	27	11	27

Cost of Revenue	-	-	-	-
Gross Profit	-	27	11	27

Operating Expenses
Amortization	4,555	500	9,617	1,000
Compensation to officer and directors	883,654	15,000	898,654	30,000
General and administrative	48,351	99,450	112,337	298,765
Total Operating Expenses	936,560	114,950	1,020,608	329,765

Net Operating Loss	(936,560)	(114,923)	(1,020,597)	(329,738)

Other Income (Expense)
Other income	268	859	371	5,557
Loss on settlement of notes and accounts payable	(73,497)	-	(73,497)	-
Interest expense and amortization of debt discount	(18,537)	(24,452)	(25,320)	(31,830)
Total Other Income (Expense)	(91,766)	(23,593)	(98,446)	(26,273)

Net Loss	(1,028,326)	(138,516)	(1,119,043)	(356,011)

Dividends Applicable to Preferred Stock	(609)	-	(855)	-

Net Loss Applicable to Common Stockholders	$(1,028,935)	$(138,516)	$(1,119,898)	$(356,011)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted	273,091,966	122,689,759	255,987,704	119,389,472

The accompanying notes are an integral part of these unaudited financial statements

APT SYSTEMS, INC
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	July 31, 2017	July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,119,043)	$(356,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	9,617	1,000
Gain on investments	(343)	(5,343)
Amortization of debt discount	5,108	19,141
Loss on settlement of notes and accounts payable	73,497	-
Stock issued for consulting services	868,654	191,150

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,141	7,732
Accounts payable and accrued expenses	30,772	33,405
Accrued officer compensation	30,000	30,000
Net cash (used in) operating activities	(84,597)	(78,926)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments	-	(20,550)
Proceeds from sale of investments	-	13,354
Investment in software development	(20,007)	-
Net cash (used in) investing activities	(20,007)	(7,196)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from director loan	-	4,150
Payment of loan from director	(5,000)	(3,655)
Issuance of convertible notes and short-term notes payable	50,000	80,000
Payments on convertible notes payable	(26,500)	-
Issuance of long-term notes payable	-	5,655
Payments on Notes Payable	(1,320)	-
Procceds from issaunce of common and preferred shares	105,000	-
Net cash provided by financing activities	122,180	86,150

Net change in cash and cash equivalents	17,576	28

Cash and cash equivalents at beginning of period	7,713	833

Cash and cash equivalents at end of period	$25,289	$861

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :
Interest	$11,538	$3,114
Income Taxes	$-	$-

Non-Cash Transactions

Stock and stock payable issued for software acquisition	$-	$91,100
Stock issued settlement of notes payable	$-	$25,000
Common stock issued to settle notes and accounts payable	$25,000	-
Common stock issued for stock payable	$1,180	$-
Expenses paid by director	$5,095	$-

The accompanying notes are an integral part of these unaudited financial statements

APT SYSTEMS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JULY 31, 2017 AND 2016

1. NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, "We" or "Us") was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to operate as a Fintech Company to engage in the creation of innovative and intuitive stock trading platforms, financial apps and visualization solutions for charting the financial markets. While management works to deliver a mobile trading platform it also is strategically acquiring other compatible software or financial businesses which demonstrate strong growth potential stemming from a solid business plan. After we identify prospective opportunities then we continue with due diligence efforts that will and do include testing software performance and within funded external trading accounts as necessary. The Company successfully acquired Global Trader predictive indicators and added these to its intellectual property. Over the previous year, the Company had continued to claim income earned from its testing of strategies and trading software as other income. The testing continues to generate positive returns when deployed. In this second quarter, the Company continued its development of separate native charting apps branded as KenCharts for potential future licensing opportunities and subscriptions. After beta testing is completed, our proprietary custom charting tools and trading platform apps will later be available to subscribers for a fee. Upon successful completion of the apps, we anticipate modest revenues prior to marketing campaigns scheduled for the fourth quarter. Some revenue continues to come from the Apple store from a previously launched publication promoting a trading strategy that is successfully testing Apple revenue payment delivery to our bank account.

Management will continue to expand upon trading its platform named Intuitrader and related software products, being those recently acquired predictive indicators called Global Trader as well as those developed in-house such as KenCharts. Any profits generated from funds used in live trading tests can be used to offset future development costs, for which there is a plan to operate from within a wholly-owned subsidiary. We constantly strive to pioneer original trading tools and indicators along with new approaches for managing trading risk. We are well into the development of the KenCharts apps for Android and iOS release.

2. GOING CONCERN AND LIQUIDITY

As of July 31, 2017, the Company had cash of $25,289, insufficient revenue to meet its ongoing operating expenses, and liabilities of $588,157, accumulated losses of $2,406,460 and a shareholders’ deficit of $507,192. The Company has not as yet generated significant product sales revenues as its key products are still under development.

The unaudited financial statements for the three and six months ended July 31, 2017 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and six month ended July 31, 2017 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2017 included in our Form 10-K filed with the SEC. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

4. RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of July 31, 2017 and January 31, 2017 was $200,300 and $170,300 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

As of July 31, 2017 and January 31, 2017, the Company owed the President $4,560 and $4,465 respectively by way of loans. The loans are unsecured, due on demand and interest free.

5. SOFTWARE

The Company has software that it uses for the development of certain mobile applications. The software and any upgrades are being amortized over useful lives ranging from 3 - 5 years. The Company recorded amortization expense of $9,617 and $1,000 for the six months ended July 31, 2017 and 2016, respectively.

	July 31, 2017	January 31, 2017

Charting software	$102,705	$102,705
Ken Chart Native Apps	20,007	-
Website	2,080	2,080
	124,792	104,785
Accumulated amortization	(31,908)	(22,291)
Net book value	$92,884	$82,494

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

During the quarter ending July 31, 2017, the noteholder sold $10,000 of this note to an unrelated party. The $10,000 note was then settled with the issuance of 20,000,000 shares of common stock. This settlement resulted in the recording of a $62,000 loss on settlement of notes payable.

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

The Company reached an agreement on May 4, 2017 with Convertible Noteholder where by half of the note has been repaid in cash and the balance of the loan has been extended for an additional six months up to November 4, 2017 during which time the note is not convertible. The total cash payment of $34,438 is being applied $26,250 to the principle and the remaining to interest and prepayment penalties.

Noteholder 4

The Company took on a further loan of $30,000, in the form of a convertible note on January 31, 2017 with unrelated parties. The note is due and payable twelve months from the issuance date and bears interest at 8% per annum with an original issuance discount of $3,000. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days. The loan is convertible at the end of July 2017. By agreement of both parties, any right of conversion date has been postponed until September 12, 2017.

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

Noteholder 6

The company took on further loan of $53,000 in the form of a convertible note on May 8, 2017 with unrelated parties and received funds on May 15. The note is due and payable nine months from the issuance date and bears interest at 8% per annum with an original issuance discount of $3,000. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, 181 days after funding the, the Note becomes convertible on or about November 15, 2017. Once the conversion terms are effective the note is convertible into shares at the greater of $0.00008 or 61% of the market value as calculated per the agreement.

The following table summarizes all convertible notes outstanding as of July 31, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value

Third Parties
Noteholder 1a	1/8/2014	Past Due	$33,500	$-	$33,500
Noteholder 1b	4/23/15	Past Due	5,000	-	5,000
Noteholder 2	10/2/2015	10/1/2017	12,500	-	12,500
Noteholder 3	11/1/2016	11/4/2017	26,000	-	26,000
Noteholder 4	1/30/2017	1/30/2018	30,000	-	30,000
Noteholder 6	5/15/2017	2/20/2018	53,000	2,125	50,875

Related Parties
Noteholder 5a	11/23/2015	12/31/2018	3,000	-	3,000
Noteholder 5b	12/8/2015	12/31/2018	16,121	-	16,121
Noteholder 5c	1/12/2016	1/31/2019	1,500	-	1,500
Noteholder 5d	3/10/2016	1/31/2019	2,770	-	2,770
Noteholder 5e	3/15/2016	1/31/2019	2,885	-	2,885

Total Convertible Notes Payable			$186,276	$2,125	184,151
Less: Current Portion					(157,875)
Long Term Portion					$26,276

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

Noteholder 2

On November 20, 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of July 31, 2017, we are default under the loan agreement.

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

Noteholder 4

One of the trader agreements included monthly compensation and to this end, part of the fees were paid in cash and then part of the fees were offset with a non-convertible note for $7,000 that was payable on or before June of 2017. The note was not paid and is now considered past due.

Noteholder 5

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of July 31,2017, we are not in default under this loan agreement as in August 2016 we renegotiated the terms for this loan and interest payment commenced in November 2016.

The following table summarizes all notes outstanding as of July 31, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value

Third Parties
Noteholder 1a	8/12/2016	12/31/17	$26,000	$-	$26,000
Noteholder 1b	9/21/2016	12/31/17	25,909	-	25,909
Noteholder 2	11/7/2014	Past Due	5,000	-	5,000
Noteholder 3a	6/15/2015	Past Due	3,000	-	3,000
Noteholder 3b	6/28/2015	Past Due	2,700	-	2,700
Noteholder 3c	9/22/2015	Past Due	1,950	-	1,950
Noteholder 4	6/15/2016	Past Due	7,000	-	7,000
Noteholder 5	8/11/2016	8/11/18	3,740	-	3,740

Total Convertible Notes Payable			$75,299	$-	75,299
Less: Current Portion					(75,299)
Long Term Portion					$-

7. COMMITMENTS AND CONTINGENCIES

The Company has to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements and other possible forms, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission (ASC). These fines have now been stated to be CDN$10,120 or approximately US$7,500 as advised and invoiced by the ASC, and have been accrued into the financial statements as of July 31, 2017. The Company is considering engaging its legal counsel to assist in reducing or eliminating these penalties and requests to file. Further correspondence has been delivered to the ASC after filing the 10-K for January 31, 2016. The 10Q ending April 30, 2017 and 10K ending January 31, 2017 were filed with SEDAR and this is ongoing.

The Company had retained TESO Communications as its Investor Relations and Public Relations manager and under the agreement the Company may pay the invoice with cash or by issuing shares against the invoices submitted. The Directors opted to issue shares before the end of the initial agreement period of January 16, 2015 but the same were not yet issued. The agreement represented a cash payment of $25,000 or the issuance of 50,000 restricted common shares at the completion of the agreement which has been extended to May 15, 2016. No invoice has been presented to the Company and no shares have been issued to date. Management has not received any correspondence recently.

8. STOCKHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share.

During the quarter ending April 30, 2017, the directors signed a resolution to restructure the preferred shares. The preferred shares were changed to Preferred Series A shares with a par value of $.001 and the Series B preferred shares with a par value of $.001.

The Series A Preferred Stock has 2,000 votes per share and is convertible into shares of the Company’s common stock at a conversion ratio of 2,000 shares of common stock for each share of preferred stock. The Series A Preferred Stock has a liquidation preference equal to the original issue price.

The Series B Preferred Stock bears dividends (interest) at an annual rate of six percent (6%) payable annually and is convertible into shares of the Company’s common stock at a conversion price of 90% of the average closing sale price for the Company’s common stock for the two trading days prior to conversion. The shares become convertible one year after issuance. The Series B Preferred Stock may be redeemed by the Company at any time prior to conversion at its face amount plus accrued but unpaid dividends. The Series B Preferred Stock has a liquidation preference equal to the greater of (a) the value of the common shares into which it could be converted or (b) its face amount plus accrued but unpaid dividends. The Series B Preferred Stock is without voting rights except as required by the Delaware General Corporation Law.

During the six months ending July 31, 2017 the Company received proceeds of $52,500 for the issuance of 52,500 shares of Series B Preferred shares.

For the three and six months ended July 31, 2017, total dividends applicable to Series B Preferred Stock was $609 and $855, respectively. The Company did not declare or pay any dividends in 2017. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $855 as of July 31, 2017.

During the six months ending July 31, 2017 the Company issued 1,000,000 shares of Series A preferred shares to the current board of directors. Each preferred share gets 2,000 votes and is convertible into 2,000 shares of common stock. The preferred shares were valued at $868,654 and recorded as director compensation. The Company’s CEO, who was issued 920,000 of the Series A preferred shares has agreed to forgo her conversion rights associated with the Series A shares.

Common Shares

During the quarter ending April 30, 2017, the Company restructured its common shares by increasing authorized shares from 300,000,000 to 750,000,000 common shares with a par value of $.0001.

During the quarter ending April 30, 2017, 11,800,000 shares of common stock were issued in settlement of the $1,180 stock payable.

During the six months ending July 31, 2017 the Company received proceeds of $52,500 for the issuance of 27,415,965 shares of common stock.

During the six months ending July 31, 2017 the Company issued 8,832,530 shares of common stock in settlement of $15,000 of accounts payable. In conjunction with this settlement a loss of $11,497 was recognized.

During the six month ending July 31, 2017 the Company issued 20,000,000 shares of common stock as settlement of a $10,000 note payable. A loss on settlement of $62,000 was recorded in conjunction with the settlement.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of July 31, 2017, no options have been issued under this Plan.

9. SUBSEQUENT EVENTS

In August, additional funds were accepted under the private placement noted in Form D filed on July 13, 2017 and we issued additional Common Shares and Series B Preferred Shares. The Company raised an additional $25,000 and issued a further 1,008,065 common shares and 12,500 Series B Preferred shares.

The Company created a new subsidiary on August 4th, Snapt Games, Inc. and obtained a game as part of the agreement with the original developer for shares and cash. The acquired game has been renamed with new graphics and a second game is in development with proceeds be allocated to a charitable foundation. The cost of the first game is $3,500 and the Company will pay marketing costs.

The Company entered into an agreement for a new convertible note for $50,000 and the fund have not yet been received by the Company but is anticipated. The note is due and payable twelve months from the issuance date and bears interest at 8% per annum with an original issuance discount of $4,500. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days.

The Company entered into a letter of intent to acquire an active business in June, releasing a press release at that time. The discussions continue as will due diligence. In order to facilitate the funding of acquisitions, the company entered into a formal fund raising agreement with North South Capital, LLC on September 1, 2017. The terms outline the Broker will seek to raise between $1M and $5M dollars for operations for a fee.

The company announced its application to the open source Blockchain initiative, the Enterprise Ethereum Alliance, to support its stated intent to build charts and publish information for cryptocurrency and ICO (Initial Coin Offerings).

The Company has entered into a non-binding agreement upon signing an LOI to explore possible joint venture for the development and marketing of a payments platform. As part of its commitment, the Company incorporated a subsidiary called RCPS Management, Inc. on September 1, 2017. After additional early stage due diligence is completed, the Company will release further information to the public via a press release.

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

As a Fintech company, APT services and products can later extend to include:

•Financial Software and Analytical Software Development

•Algorithmic Applied Technology

•Trading Platform Refinement and Linking to Brokerage Accounts

•Analytical Charting Software Development

•Explore plans for upcoming proposed National Banking Charters for Fintech companies

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

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of July 31, 2017 and January 31, 2017 was $200,300 and $170,300 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

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

Research and Development

We have spent $0 in the six month periods ended July 31, 2017 and 2016, on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues.

For the three months ended July 31, 2017 compared to the three months ended July 31, 2016

Revenue

The Company generated $0 in consulting revenue in during the three months ended July 31, 2017 and 2016. Revenue from e-books sales were $0 and $27, respectively. As a startup company, we have generated only nominal revenue.

Operating Expenses

Operating expenses were $936,560 for the three month period ended July 31, 2017 compared to $114,950 for the three month period ended July 31, 2016, which is an increase of $821,610. The increase in operating expenses for the three months ended July 31, 2017 as compared to the three months ended July 31, 2016 was due primarily to an increase in compensation to officer and directors related to the issuance of Series A Preferred Shares to board members, partially offset by a decrease in general and administrative expenses.

Operating Loss

We incurred an operating loss of $936,560 and $114,923 for the three months ended July 31, 2017 and 2016, respectively. The increase of $821,637 or 715% is due to the factors described above.

Other Income (Expense)

The most significant component of Other Income (Expense) is related to loss recorded on the settlement of notes and accounts payable as well as interest expense related to notes payables.

Net Loss

The Company incurred a net loss of $1,028,326 for the three months ended July 31,2017 compared to a net loss of $138,516 for the three months ended July 31,2016, an increase of $889,810 or 642% due to the factors discussed above.

For the six months ended July 31, 2017 compared to the six months ended July 31, 2016

Revenue

The Company generated $0 in consulting revenue in during the six months ended July 31, 2017 and 2016. Revenue from e-books sales were $11 and $27, respectively. As a startup company, we have generated only nominal revenue.

Operating Expenses

Operating expenses were $1,020,608 for the six-month period ended July 31, 2017 compared to $329,765 for the six month period ended July 31, 2016, which is an increase of $690,843. The increase in operating expenses for the six months ended July 31, 2017 as compared to the six months ended July 31, 2016 was due primarily to an increase in compensation to officer and directors related to the issuance of Series A Preferred Shares to board members, partially offset by a decrease in general and administrative expenses.

Operating Loss

We incurred an operating loss of $1,020,597 and $329,738 for the six months ended July 31, 2017 and 2016, respectively. The increase of $690,859 or 210% is due to the factors described above.

Other Income (Expense)

The most significant component of Other Income (Expense) is related to loss recorded on the settlement of notes and accounts payable as well as interest expense related to notes payables.

Net Loss

The Company incurred a net loss of $1,119,043 for the six months ended July 31,2017 compared to a net loss of $356,011 for the six months ended July 31,2016, an increase of $763,032 or 214% due to the factors discussed above.

Cash flow information for the six months ended July 31, 2017 is compared to the six months ended July 31, 2016

As of July 31, 2017, the Company had cash of $25,289, insufficient revenue to meet its ongoing operating expenses, and liabilities of $588,157 accumulated losses of $2,406,460 and a shareholders’ deficit of $507,192.

The unaudited financial statements for the three and six months ended July 31, 2017 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $84,597 for the six month period ended July 31, 2017. This compares to net cash used for operating activities of $78,926 for the six month period ended July 31, 2016. In both periods our negative cash flow from operations is the result of insufficient revenue and profits to offset ongoing operating expenses.

Cash flows used in investing activities were at $20,007 and $7,196 for the six-month periods ended July 31, 2017 and 2016 arising from software development in the current year and investing in foreign currency trading accounts in the prior year.

Cash flows provided by financing activities were $122,180 for the six-month period ended July 31, 2017 which compares to cash flows provided by financing activities of $86,150 for the six-month period ended July 31, 2016. During the six months ended July 31, 2017 we received $105,000 of cash proceeds from the sale of common and Series B Preferred shares. During the same period we received $50,000 from the issuance of notes payable offset by $32,820 to pay down Notes Payable. By comparison, during the six months ended July 31, 2016, we received $89,805 from the issuance of notes payable offset by $3,655 to pay down Notes Payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of July 31, 2017, we had cash and cash equivalents of $25,289. As of January 31, 2017, we had cash and cash equivalents of $7,713.

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

Successful implementation of our business strategy depends on factors specific to the internet, regulations regarding equities trading, app development licenses and the hand held device industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

•the competitive environment in the app sector that may force us to reduce prices below the optimal desired pricing level or increase promotional spending;

•the ability to anticipate changes in consumer preferences and to meet customers’ needs for trading products in a timely cost effective manner; and

•the ability to establish, maintain and eventually grow market share in a competitive environment.

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

Consulting Services

During the six months ended July 31, 2017, the Company did not provide technical writing and computer assisted design services to other startups. This revenue source diminished as anticipated and is $0 for the quarter ending July 31, 2017.

Seasonality

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2017, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Changes in Internal Control Over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the Six Month periods ended July 31, 2017 and 2016, there were no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results and none are threatened or pending to the best of our knowledge.

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

The Company raised $70,000 in a private placement with accredited investors where a combination of restricted common shares (20,588,233) and Preferred Series B shares (35,000) were issued.

In August, the Company raised an additional $25,000 and issued a further 1,028,065 common shares and 12,500 Series B Preferred shares (see subsequent events).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended July 31, 2017, there were no purchases of equity securities by the Company and affiliated purchasers.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In November 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of July 31, 2017, we are in default under the loan agreement. There can be no assurance that we will be able to reach any further agreement to extend or amend the terms of the agreement with this creditor or that we will be able to raise the funding necessary to repay the balances due under this agreement. The initiation of any collection action by any creditor may affect our ability to execute on our business plan.

On June 17, 2015 and June 28, 2015, the Company received $3,000 and $2,700, respectively, by way of unsecured short-term loans from a non-related party for a term of six months at 5% interest due upon repayment. The loans and accrued interest were scheduled to be repaid on December 31, 2015. The Company was successful in obtaining an extension until September 1, 2016. Currently, these short-term loans are past due, however there are no default penalties associated with these loan agreements. There can be no assurance that we will be able to reach any further agreement to extend or amend the terms of the agreement with this creditor or that we will be able to raise the funding necessary to repay the balances due under this agreement. The initiation of any collection action by any creditor may affect our ability to execute on our business plan. Additional short term loans were provided in September, 2015 in the amount of $1,950, with a maturity date of December 31, 2016. This short-term lending arrangement is also past due, but does not carry any default penalty.

One of the trader agreements included monthly compensation and to this end, part of the fees were paid in cash and then part of the fees were offset with a non-convertible note for $7,000 that was payable on or before June of 2017. The note was not paid and is now considered past due.

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

* Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2017.

APT Systems, Inc.

By:/s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By:/s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	September 14, 2017
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	September 14, 2017
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	September 14, 2017
Carl Hussey	Title	Date