Form 10-Q/A
period 2017-07-31
APT Systems Inc
filed 2017-09-19
CIK 1543739

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to APT Systems, Inc.’s quarterly report on Form 10–Q for the period ended July 31, 2017, filed with the Securities and Exchange Commission on September 14, 2017 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

* Previously filed with Form S-1 Registration Statement, May 23, 2012

** Previously filed with Form 10-Q for the period ended July 31, 2017 on September 14, 2017

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 18, 2017.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	September 18, 2017
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	September 18, 2017
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	September 18, 2017
Carl Hussey	Title	Date