Form 10-Q
period 2017-10-31
APT Systems Inc
filed 2017-12-20
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2017

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

(415)-200-1105

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X].

As of December 20, 2017, registrant had 293,004,004 outstanding shares of common stock.

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

ITEM 1. FINANCIAL STATEMENTS

_______________________________________________________________________

APT SYSTEMS, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended October 31, 2017 and 2016

_________________________________________________________________________

APT SYSTEMS, INC.
Consolidated Balance Sheets

	October 31, 2017	January 31,2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$16,760	$7,713
Trading investments	15,024	14,681
Prepaid expenses	-	17,141
Other current assets	268	268
Total current assets	32,052	39,803

Other Assets
Software (net of $36,463 and $22,291 accumulated amortization respectively)	88,329	82,494
Total other assets	88,329	82,494

Total Assets	$120,381	$122,297

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$137,238	$113,170
Accrued officer compensation	215,300	170,300
Convertible notes payable (net of discounts of $15,640 and $9,937)	179,648	139,267
Notes payable	75,299	76,619
Loan from director	4,560	4,465
Derivative Liability	46,982	-
Total current liabilities	659,027	503,821

Convertible notes payable - related party	26,276	26,276
Total Liabilities	685,303	530,097

Series B 6% Convertible Cumulative Preferred Stock; $0.001 par value, 1,000,000 shares designated; 65,000 and 0 shares issued and outstanding as of
October 31, 2017 and January 31, 2017 respectively	65,000	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 100,000,000 authorized
Preferred A stock $0.001 par value, 1,000,000 shares designated;
1,000,000 and 0 issued as of October 31, 2017 and January 31, 2017, respectively	1,000	-
Common stock $0.0001 par value, 750,000,000 shares authorized;
301,008,696 issued and 300,121,947 outstanding as of October 31, 2017
and 229,252,036 shares issued and outstanding as of January 31, 2017	30,101	22,926
Additional paid-in capital	1,919,026	855,511
Common stock payable	-	1,180
Treasury Stock, 886,749 and 0 shares at cost as of October 31, 2017
and January 31, 2017, respectively	(10,000)	-
Accumulated deficit	(2,570,049)	(1,287,417)
Total Stockholders’ Deficit	(629,922)	(407,800)

Total Liabilities And Stockholders’ Deficit	$120,381	$122,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016

Revenue
E-book sales	$11	$11	$22	$38
Total Revenue	11	11	22	38

Cost of Revenue	-	-	-	-

Gross Profit	11	11	22	38

Operating Expenses
Amortization	4,555	5,055	14,172	6,055
Compensation to officer and directors	15,000	15,000	913,654	45,000
General and administrative	76,015	55,848	188,352	353,783
Total Operating Expenses	95,570	75,903	1,116,178	404,838

Net Operating Loss	(95,559)	(75,892)	(1,116,156)	(404,800)

Other Income (Expense)
Other income	-	2,593	371	8,150
Gain (loss) on settlements of notes and accounts payable	-	82,287	(73,497)	82,287
(Loss) on change in derivative liability	(40,628)	(374,990)	(40,628)	(374,990)
Interest expense and amortization of debt discount	(27,402)	(62,777)	(52,722)	(95,435)
Total Other Income (Expense)	(68,030)	(352,887)	(166,476)	(379,988)

Net Loss	(163,589)	(428,779)	(1,282,632)	(784,788)

Dividends Applicable to Preferred Stock	(952)	-	(1,807)	-

Net Loss Applicable to Common Stockholders	$(164,541)	$(428,779)	$(1,284,439)	$(784,788)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding:
Basic and diluted	278,179,364	135,748,354	263,466,212	125,130,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	October 31, 2017	October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,282,632)	$(784,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	14,172	67,259
Gain on investments	(343)	-
Loss on change in derivative liability	40,628	374,990
Amortization of debt discount	27,094	(7,936)
(Gain) loss on settlement of notes and accounts payable	73,497	(52,772)
Stock issued for consulting services	868,654	221,479

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,141	7,732
Accounts payable and accrued expenses	44,163	16,688
Accrued officer compensation	45,000	45,000
Net cash (used in) operating activities	(152,626)	(112,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	-	(20,550)
Proceeds from sale of investments	-	13,905
Investment in software development	(20,007)	-
Net cash (used in) investing activities	(20,007)	(6,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	-	6,163
Payment of loan from director	(5,000)	(4,264)
Proceeds from convertible notes and short-term notes payable	94,500	95,751
Payments on convertible notes payable	(26,500)	-
Proceeds from long-term notes payable	-	57,563
Payments on notes payable	(1,320)	(35,750)
Purchase of treasury shares	(10,000)	-
Proceeds from issuance of common and preferred shares	130,000	-
Net cash provided by financing activities	181,680	119,463

Net change in cash and cash equivalents	9,047	470
Cash and cash equivalents at beginning of period	7,713	833
Cash and cash equivalents at end of period	$16,760	$1,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :
Interest	$-	$4,716
Income Taxes	$-	$-

Non-Cash Transactions
Stock and stock payable issued for software acquisition	$-	$91,100
Common stock issued to settle notes and accounts payable	$39,713	$172,691
Notes issued on settlement of notes payable and accounts payable	$-	$5,500
Common stock issued for stock payable	$1,180	$-
Settlement of derivative liability	$23,646	$-
Expenses paid by director	$5,095	$-
Debt discount created by derivative liability	$30,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

APT SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2017 AND 2016

1.  NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, “We” or “Us”) was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to operate as a Fintech Company to engage in the creation of innovative and intuitive trading platforms, financial apps and visualization solutions for charting the financial markets. Utilizing real time and delayed data networks along with graphic techniques pioneered in the gaming industry, APT’s solutions can speak to the mobile needs to be demanded by the next generation of traders. While management works to deliver its mobile trading platforms, it also is strategically acquiring other compatible software or financial businesses which demonstrate strong growth potential. After we identify prospective acquisition opportunities we then continue with due diligence efforts that will and do include testing software performance and within funded external trading accounts as necessary. In this third quarter, the Company continued its development of separate native charting apps branded as KenCharts.

In this third quarter of fiscal 2017, the company launched a wholly owned Delaware incorporate subsidiary Snapt Games, Inc. on August 4, 2017. Management admires graphic techniques used in the gaming industry and wants to selectively introduce these to its charting tools and platforms. The company acquired its first game app for $3,500 and rebranded it Chick Chick Boom and in September released the app worldwide. In November, the company formally launched its second game called Hogg Wild.

Subsequent to October 31, 2017, the Company formed and incorporated a second wholly owned subsidiary named RCPS Management, Inc. in Colorado. This company will concentrate on the development of payment and escrow systems under the brand Verifundr. .

2.  GOING CONCERN AND LIQUIDITY

As of October 31, 2017, the Company had cash of $16,760, insufficient revenue to meet its ongoing operating expenses, and liabilities of $685,303, accumulated losses of $2,570,049 and a shareholders’ deficit of $629,922. The Company has not, as yet generated significant product sales revenues as its key products are still under development.

The unaudited financial statements for the three and nine months ended October 31, 2017 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Financial Statements

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading.  Operating results for the three and nine month ended October 31, 2017 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2018.   For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2017 included in our Form 10-K filed with the SEC.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815.  The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification.  The Company’s policy is to evaluate for reclassification contracts with the earliest maturity date first.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, all of which have a fiscal year end of January 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

4.  RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of October 31, 2017 and January 31, 2017 was $215,300 and $170,300 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

As of October 31, 2017 and January 31, 2017, the Company owed the President $4,560 and $4,465 respectively by way of loans. The loans are unsecured, due on demand and interest free.

5.  SOFTWARE

The Company has software that it uses for the development of certain mobile applications. The software and any upgrades are being amortized over useful lives ranging from 3 - 5 years. The Company recorded amortization expense of $14,172 and $6,055 for the nine months ended October 31, 2017 and 2016, respectively.

	October 31, 2017	January 31, 2017

Charting software	$102,705	$102,705
Ken Chart Native Apps	20,007	-
Website	2,080	2,080
	124,792	104,785
Accumulated amortization	(36,463)	(22,291)
Net book value	$88,329	$82,494

6. CONVERTIBLE NOTES PAYABLE

Noteholder 1

On January 8, 2014 the Company issued an unsecured convertible note to one investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000. This convertible note accrues interest at the rate of 19% per annum and is convertible at $0.0001. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently obtained a further extension to December 31, 2016. The note has been reduced to $43,500 through the sales of part of the debt to unrelated third parties in prior periods.

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

On April 17, 2015, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of 60 days that was later extended until April 23, 2017. Principal and interest at 8% per annum accrued thereon are due and payable on April 23, 2017 and is further renewable. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock at $0.01 cents. The Company is currently in discussions with the lender to further extend the maturity date and has been verbally extended to be later written. Until such time, as that is completed, the note is considered past due.

Noteholder 2

On October 2, 2015, the Company received $12,500 by way of an unsecured short-term loan from a non-related party for a term of one year. Principal and interest at 8% per annum accrued thereon are due and payable on October 1, 2016. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock. The conversion rate was equal to the fair market value of the Company’s common stock on the date of issuance or $0.20 per share. This loan has been extended until October 1, 2017.  This note is currently in default and Management is working with the lender to resolve the best path to retire this debt.

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

The Company reached an agreement on May 4, 2017 with Convertible Noteholder where by half of the note has been repaid in cash and the balance of the loan has been extended for an additional six months up to November 4, 2017 during which time the note is not convertible. The total cash payment of $34,438 is being applied $26,250 to the principle and the remaining to interest and prepayment penalties.  Subsequent to quarter end, this debt has been retired in full with a partial principal conversion of $7,500 and the remaining principle and interest was repaid with cash on November 20, 2017.

Noteholder 4

The Company took on a further loan of $30,000, in the form of a convertible note on January 31, 2017 with unrelated parties. The note is due and payable twelve months from the issuance date and bears interest at 8% per annum with an original issuance discount of $3,000. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days. The loan is convertible at the end of July 2017. By agreement of both parties, any right of conversion date has been postponed until September 12, 2017.  On October 2, 2017 $6,738 of the note was converted into 1,250,000 common shares in accordance with the agreement.  On October 16, 2017, $7,975 of the note was converted into 1,450,000 common shares in accordance with the agreement.  Subsequent to October 31, 2017, the remaining balance of $15,288 plus accrued interest of $1,427 was converted into 5,958,980 common shares.

On September 12, 2017, due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability.  The day one derivative liability was $38,937 resulting in a discount of $30,000 on the note payable and a day one loss of $8,937.  On each day the note was converted the associated derivative liability was re-valued and reclassified to equity, resulting in a total reclassification of $23,647 during the period.  On October 31, 2017 the remaining derivative liability was valued at $46,982.  In conjunction with this derivative liability other convertible instruments were evaluated for derivative liability treatment.

On August 28, 2017 the Company received proceeds of $44,500 related to a convertible note payable of $50,000.  The note is due and payable twelve months from the issuance date and bears interest at 8% per annum with an original issuance discount of $5,500. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days.

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

Noteholder 6

The company took on further loan of $53,000 in the form of a convertible note on May 8, 2017 with unrelated parties and received funds on May 15.  The note is due and payable nine months from the issuance date and bears interest at 8% per annum with an original issuance discount of $3,000. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, 181 days after funding the, the Note becomes convertible on or about November 15, 2017.  Once the conversion terms are effective the note is convertible into shares at the greater of $0.00008 or 61% of the market value as calculated per the agreement.  Subsequent to quarter end, this loan was fully retired by November 17, 2017 with two cash payments for principal and interest due.

The following table summarizes all convertible notes outstanding as of October 31, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value

Third Parties
Noteholder 1a	1/8/2014	Past Due	$ 33,500	$ -	$ 33,500
Noteholder 1b	4/23/2015	Past Due	5,000	-	5,000
Noteholder 2	10/2/2015	Past Due	12,500	-	12,500
Noteholder 3	11/1/2016	11/4/2017	26,000	-	26,000
Noteholder 4a	1/30/2017	1/30/2018	15,288	(9,937)	5,351
Noteholder 4b	8/28/2017	8/28/2018	50,000	(4,536)	45,464
Noteholder 6	5/15/2017	2/20/2018	53,000	(1,167)	51,833

Related Parties
Noteholder 5a	11/23/2015	12/31/2018	3,000	-	3,000
Noteholder 5b	12/8/2015	12/31/2018	16,121	-	16,121
Noteholder 5c	1/12/2016	1/31/2019	1,500	-	1,500
Noteholder 5d	3/10/2016	1/31/2019	2,770	-	2,770
Noteholder 5e	3/15/2016	1/31/2019	2,885	-	2,885

Total Convertible Notes Payable			$ 221,564	$ (15,640)	205,924
Less: Current Portion					(179,648)
Long Term Portion					$ 26,276

7. NOTES PAYABLE

Noteholder 1

On August 12, 2016, we borrowed $26,000 from an investor, being a non-convertible note at 5% interest, as a short term loan to facilitate cash flow. The loan will come due December 31, 2017.

On September 21, 2016, we borrowed $25,909 from an investor, being a non-convertible note at 5% interest, as a short term loan to facilitate cash flow. The loan will come due December 31, 2017.

Noteholder 2

On November 20, 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of October 31, 2017, we are default under the loan agreement.

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

Noteholder 5

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of October 31,2017, we are not in default under this loan agreement as in August 2016 we renegotiated the terms for this loan and interest payment commenced in November 2016.

The following table summarizes all notes outstanding as of October 31, 2017:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Carrying Value

Third Parties
Noteholder 1a	8/12/2016	12/31/17	$ 26,000	$ -	$ 26,000
Noteholder 1b	9/21/2016	12/31/17	25,909	-	25,909
Noteholder 2	11/7/2014	Past Due	5,000	-	5,000
Noteholder 3a	6/15/2015	Past Due	3,000	-	3,000
Noteholder 3b	6/28/2015	Past Due	2,700	-	2,700
Noteholder 3c	9/22/2015	Past Due	1,950	-	1,950
Noteholder 4	6/15/2016	Past Due	7,000	-	7,000
Noteholder 5	8/11/2016	8/11/18	3,740	-	3,740

Total Convertible Notes Payable			$ 75,299	$ -	75,299
Less: Current Portion					(75,299)
Long Term Portion					$ -

8.  DERIVATIVE LIABILITIES

As discussed in Note 6 – Convertible Notes Payable, the Company issued a $30,000 Convertible Promissory Note to Noteholder 4 that matures on January 31, 2018. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. As a result of the variable conversion feature on this note, the related party notes 5a through 5e disclosed in Note 6 – Convertible Notes Payable were considered tainted. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model.

The fair value of the embedded derivatives for the note was determined using the Black-Scholes option pricing model based on the following assumptions during the quarter: (1) dividend yield of 0%, (2) expected volatility ranging from 258 - 273%, (3) risk-free interest rate ranging from 1.01 – 1.15%, (4) expected life ranging from 0.25 – 0.38 of a year, and (5) estimated fair value of the Company’s common stock ranging from $0.019 - $.0129 per share.  The instrument was fair valued on the date it became convertible, each conversion date and the period end date of October 31, 2017.

9.  COMMITMENTS AND CONTINGENCIES

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements and other possible forms, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission (ASC). These fines have now been stated to be CDN$10,120 or approximately US$7,500 as advised and invoiced by the ASC, and have been accrued into the financial statements as of October 31, 2017. The Company is considering engaging its legal counsel to assist in reducing or eliminating these penalties and requests to file. Further correspondence has been delivered to the ASC after filing the 10-K for January 31, 2016.

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

APT Systems, Inc. agrees to pay Apollo Games, Inc. the amount of $3,500 payable in the combination of $500 cash or check, $1,500 in preferred shares and $1,500 in common restricted shares of APT Systems, Inc within 30 days of completion of this purchase agreement. Apollo Games, Inc. further agrees to provide marketing and administrative support for a period not less than three months from the date of the agreement first written above at the monthly rate of $1,820 beginning on October 1, 2017. Monthly rate to be paid in the combination of 50% common shares and 50% preferred shares of APT Systems or as otherwise mutually agreed by both parties in writing.

10.  STOCKHOLDERS’ DEFICIT

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

During the nine months ending October 31, 2017 the Company received proceeds of $65,000 for the issuance of 65,000 shares of Series B Preferred shares.

For the three and nine months ended October 31, 2017, total dividends applicable to Series B Preferred Stock was $952 and $1,807, respectively. The Company did not declare or pay any dividends in 2017. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $1,807 as of October 31, 2017.

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

During the nine months ending October 31, 2017 the Company received proceeds of $65,000 for the issuance of 28,424,030 shares of common stock.

During the nine months ending October 31, 2017 the Company issued 8,832,530 shares of common stock in settlement of $15,000 of accounts payable.  In conjunction with this settlement a loss of $11,497 was recognized.

During the nine months ending October 31, 2017 the Company issued 20,000,000 shares of common stock as settlement of a $10,000 note payable.  A loss on settlement of $62,000 was recorded in conjunction with the settlement.

During the nine months ending October 31, 2017 the Company issued 2,700,000 shares of common stock as settlement of convertible notes payables.

During the nine months ending October 31, 2017 the Company has purchased 886,749 common shares from the market for $10,000 (average of $0.0113 per share) under the registered Buy Back plan that is in effect until January 31, 2018 and may be extended by the Directors.  The Buy Back plan was approved by the board on October 3, 2017 and authorized the repurchase of up to 25,000,000 common shares.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options.  The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.  As of October 31, 2017, no options have been issued under this Plan.

11.  SUBSEQUENT EVENTS

The Company entered into a letter of intent to acquire an active business in June, releasing a press release at that time.  The discussions continue as will due diligence.  In order to facilitate the funding of acquisitions, the company entered into a formal fundraising agreement with North South Capital, LLC on September 1, 2017. The terms outline the Broker will seek to raise between $1M and $5M dollars for operations for a fee.  Management has decided to not pursue the business acquisition after conducting due diligence completed in October and broker released from us contract under a termination clause on November 30, 2017.

The company announced its application to the open source Blockchain initiative, the Enterprise Ethereum Alliance, to support its stated intent to build charts and publish information for cryptocurrency and ICO (Initial Coin Offerings). Application was subsequently accepted and membership was approved in November.

The Company has entered into a non-binding agreement upon signing an LOI to explore possible joint venture for the development and marketing of a payment platform. As part of its commitment, the Company incorporated a subsidiary called RCPS Management, Inc. on September 1, 2017. After additional early stage due diligence is completed, the Company will release further information to the public via a press release. In November, the Company abandoned the original LOI upon undertaking due diligence but has since restructured the business plan and is currently negotiating with new parties.  The Company continues to explore how to deliver under the Verifundr brand and the development of the exCanna Marketplace.

The Company entered into an agreement on November 14, 2017 for a new convertible note for $155,000. The note is due and payable twelve months from the issuance date and bears interest at 0% per annum with an original issuance discount of $25,000 plus $5,000 of legal fees due at closing. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty of 30%. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days.

The CEO and President return 15,000,000 shares back to the Company under the Buy Back plan and the shares will be retired from circulation.

Convertible Noteholder 1 sold part of their debt on November 29, 2017 in the amount of $5,000 and which is now convertible into a total of 10,000,000 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

APT is a Fintech company that specializes in the creation of innovative equities trading platforms. We are focusing on the mobile device market where we intend to develop and publish custom technical analysis indicators and trading systems both in-house and for third parties. In addition, we intend to develop a user friendly charting tool that displays price action and historic pricing for publicly traded companies. This separate app and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. We plan to utilize real time and delayed data networks along with gaming graphic techniques which will provide solutions that can speak to the mobile needs to be demanded by the next generation of equity, currency, futures and commodity traders.

In order to advance itself, APT Systems can also roll out technical trading tools and will publish KenCharts for the hand held market to test its business plans and generate cash flow. We are focusing our early attention on the charting software we own and rewriting the code to provide a native chart only app for both Android and iOS platforms. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick chart, and the user shall be able to adjust the chart intervals as the user desires. We plan to utilize delayed time initially and later real time data networks along with graphic techniques which will provide solutions that can speak to the mobile needs to be demanded by the next generation of equity and commodity traders.  However, these tools would be invigorated with leading edge graphics and networking technology to become desirable real-time and interactive trading assistance software.

As a Fintech company, APT services and products can later extend to include:

-Financial Software and Analytical Software Development

-Algorithmic Applied Technology

-Trading Platform Refinement and Linking to Brokerage Accounts

-Analytical Charting Software Development

-Explore plans for upcoming proposed National Banking Charters for Fintech companies

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

In addition, the Company created a games subsidiary that is incorporated as Snapt Games, Inc., a Delaware corporation, on August 4, 2017. Management admires graphic techniques used in the gaming industry and wants to selectively introduce these to its charting tools and platforms. The company acquired its first game app and rebranded it Chick Chick Boom and in September released app worldwide. In November, the company formally launched its second game called Hogg Wild. These apps are beginning to generate ad based revenues in both Google and Apple app stores.

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

Needs Assessment

Management believes the principal growth area in the personal computer market today is that of Smartphones and portable tablet devices.  These mobile devices usually allow full time internet connectivity which makes them an ideal stage for a mobile equity-trading platform and charting tool. Instead of merely importing existing software to allow on-the-go research and trading, we envision for our future products an information-dense and interactive display of the financial markets. At this time, we believe that the future interactive display will include three-dimensional imaging that we intend to use to provide information in new ways that can better assist novice users learning about publicly traded companies and those users who are trading equities in the public markets.

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

Organization

We are comprised of three corporations and do not rule out the future possibility of acquiring or creating additional subsidiaries.

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

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of October 31, 2017 and January 31, 2017 was $215,300 and $170,300 respectively. The accrued compensation will only be paid as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

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

Research and Development

We have spent $9,782 and $0 in the nine month periods ended October 31, 2017 and 2016, respectively on research and development of our website and mobile applications. We plan to spend further funds on research and development activities in the future as the development of our software applications continue and we raise the necessary funding required.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues.

For the three months ended October 31, 2017 compared to the three months ended October 31, 2016

Revenue

The Company generated $0 in consulting revenue during the three months ended October 31, 2017 and 2016.  Revenue from e-books sales were $11 and $11, respectively. As a startup company, we have generated only nominal revenue.

Operating Expenses

Operating expenses were $95,570 for the three month period ended October 31, 2017 compared to $75,903 for the three month period ended October 31, 2016, which is an increase of $19,667. The increase in operating expenses for the three months ended October 31, 2017 as compared to the three months ended October 31, 2016 was due to increases in various general and administrative expenses.

Operating Loss

We incurred an operating loss of $95,559 and $75,892 for the three months ended October 31, 2017 and 2016, respectively.  The increase of $19,667 or 26% is due to the factors described above.

Other Income (Expense)

We incurred a total other expense of $68,030 and $352,887 for the three months ended October 31, 2017 and 2016, respectively. The decrease of $284,857 or 81% is due to the decrease in loss on derivative liability and interest expense as well as the decrease in gain on settlement of notes and accounts payable.

Net Loss

The Company incurred a net loss of $163,589 for the three months ended October 31, 2017 compared to a net loss of $428,779 for the three months ended October 31,2016, an decrease of $265,190 or 61% due to the factors discussed above.

For the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016

Revenue

The Company generated $0 in consulting revenue during the nine months ended October 31, 2017 and 2016.  Revenue from e-books sales were $22 and $38, respectively.  As a startup company, we have generated only nominal revenue.

Operating Expenses

Operating expenses were $1,116,178 for the nine month period ended October 31, 2017 compared to $404,838 for the nine month period ended October 31, 2016, which is an increase of $711,340. The increase in operating expenses for the nine months ended October 31, 2017 as compared to the nine months ended October 31, 2016 was due primarily to an increase in compensation to officer and directors related to the issuance of Series A Preferred Shares to board members, partially offset by a decrease in general and administrative expenses.

Operating Loss

We incurred an operating loss of $1,116,156 and $404,800 for the nine months ended October 31, 2017 and 2016, respectively.  The increase of $711,356 or 176% is due to the factors described above.

Other Income (Expense)

We incurred a total other expense of $166,476 and $379,988 for the nine months ended October 31, 2017 and 2016, respectively. The decrease of $213,512 or 56% is due to the decrease in loss on derivative liability and interest expense as well as the decrease in gain on settlement of notes and accounts payable.

Net Loss

The Company incurred a net loss of $1,282,632 for the nine months ended October 31,2017 compared to a net loss of $784,788 for the nine months ended October 31,2016, an increase of $497,844 or 63% due to the factors discussed above.

Cash flow information for the nine months ended October 31, 2017 is compared to the nine months ended October 31, 2016

As of October 31, 2017, the Company had cash of $16,760, insufficient revenue to meet its ongoing operating expenses, and liabilities of $685,303 accumulated losses of $2,570,049 and a shareholders’ deficit of $629,922.

The unaudited financial statements for the three and nine months ended October 31, 2017 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $152,626 for the nine month period ended October 31, 2017. This compares to net cash used for operating activities of $112,348 for the nine month period ended October 31, 2016.  In both periods our negative cash flow from operations is the result of insufficient revenue and profits to offset ongoing operating expenses.

Cash flows used in investing activities were at $20,007 and $6,645 for the nine-month periods ended October 31, 2017 and 2016 arising from software development in the current year and investing in foreign currency trading accounts in the prior year.

Cash flows provided by financing activities were $181,680 for the nine-month period ended October 31, 2017 which compares to cash flows provided by financing activities of $119,463 for the nine-month period ended October 31, 2016. During the nine months ended October 31, 2017 we received $130,000 of cash proceeds from the sale of common and Series B Preferred shares and we used $10,000 related to repurchase shares of our common stock on the market.  During the same period we received $94,500 from the issuance of notes payable offset by $32,820 to pay down Notes Payable. By comparison, during the nine months ended October 31, 2016, we received $101,914 from the issuance of notes payable offset by $40,014 to pay down Notes Payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of October 31, 2017, we had cash and cash equivalents of $16,670. As of January 31, 2017, we had cash and cash equivalents of $7,713.

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

Consulting Services

During the nine months ended October 31, 2017, the Company did not provide technical writing and computer assisted design services to other startups. This revenue source diminished as anticipated and is $0 for the quarter ending October 31, 2017.

Seasonality

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller  reporting  company” as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2017, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described in our Form 10-K for the fiscal year ending January 31, 2017.

Changes in Internal Control Over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the nine month periods ended October 31, 2017 and 2016, there were no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results and none are threatened or pending to the best of our knowledge. We are negotiating with a lender on how best to retire a debt including the possibility of converting debt of $12,500 to common shares. We consider this note to be in default as of October 31, 2017.

ITEM 1A. RISK FACTORS

As a “smaller  reporting  company” as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

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

In January 27 2017, a consultant returned a certificate for 1,500,000 common shares used to secure an agreement with the Company when the parties mutually agreed the services sought were not provided to the full extent both anticipated. The total number of outstanding shares was adjusted accordingly

The Company opted to pay consultant’s invoice by issuing 8,832,500 common shares.

During the nine months ending October 31, 2017 the Company received proceeds of $65,000 for the issuance of 65,000 shares of Series B Preferred shares.

During the nine months ending October 31, 2017 the Company received proceeds of $65,000 for the issuance of 28,424,030 shares of common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended October 31, 2017, there were no purchases of equity securities by the Company and affiliated purchasers.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options.  The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant.  As of October 31, 2017 and 2016, no options have been issued under this Plan.

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

On October 31, 2015 the company received 12,500 by way of unsecured short term note from a non-related party due in one year. The Company was successful in extending the note in 2016 for one year and subsequently extended until October 31, 2017. As of October 31, 2017 we are in default of the loan agreement. There can be no assurance that we will be able to reach any further agreement to extend or amend the terms of the agreement with this creditor or that we will be able to raise the funding necessary to repay the balances due under this agreement. The initiation of any collection action by any creditor may affect our ability to execute on our business plan.

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

    * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2017.

APT Systems, Inc.

By:/s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By:/s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	December 20, 2017
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	December 20, 2017
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	December 20, 2017
Carl Hussey	Title	Date