Form 10-K
period 2018-01-31
APT Systems Inc
filed 2018-05-11
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 00054865

APT SYSTEMS, INC.

(Exact name of issuer as specified in its charter)

Delaware	990370904
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

505 Montgomery Street, 11th Floor San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 2001105

(Registrant’s telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.0001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a Non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act): Yes [   ] No [X]

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold was $ 2,246,291.81, based on prices of other such stock as the Registrant’s securities are currently quoted.

As of May 11, 2018, registrant had outstanding 317,724,086 shares of common stock.

Documents incorporated by reference: None.

FORM 10K APT SYSTEMS, INC.

Certain Terms Used in this Report

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “APT Systems,” “APT,” “the Company,” “APTY,” “we,” “us,” and “our,” refer to APT Systems, Inc., a Delaware corporation.

Forward-looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. APT Systems, Inc. may opt to disseminate information about itself, including the results of its operations and financial information, via social media platforms such as Facebook, LinkedIn, and Twitter.

PART I

Item 1. Business.

Business Strategy Overview and Products

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010. APT is a Fintech company that specializes in the creation of innovative platforms. We are focusing on the mobile device market where we intend to develop trading systems and publish custom technical analysis indicators for in-house use and licensing to third parties. In order to advance itself, APT Systems recently published KenCharts for the handheld market to test its mobile development choices and business plan. We are focusing our early attention on the charting software we own and rewriting the code to provide a native chart app for both iOS and Android platforms. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick, and the user is able to adjust the chart indicators and intervals as desired. We plan to utilize delayed time feed initially and later, real time data networks for our subscription revenue model. Along with great graphic techniques, we will provide solutions that can speak to the mobile needs demanded by the next generation of equity and commodity traders. However, these tools can be invigorated with leading edge gaming graphics and networking technology to become fully interactive trading-assistance software.

We work to identify prospective acquisition opportunities with existing cash flow and then continue with due diligence efforts that will and do include testing software performance. We expect negotiations prior and in this quarter to result in purchases in next quarter.

The Company has not as yet generated significant sales revenues as its key products are still under development but our first charting app was released in this fourth quarter. Start-up operations to date have consisted of the formation of the Company, development of its business plan, identification of its target market, naming its trading software Intuitrader, incorporating subsidiaries and expanded research towards the development of its platform software. However, the company was able to engage in selling advertising in apps, eBook sales, and testing its trading strategies in a limited fashion that all contributed minimal revenues.

We have not been subject to any bankruptcy, receivership or similar proceeding to date.

In our third quarter, the company launched a wholly owned Delaware subsidiary named Snapt Games, Inc. on August 4, 2017. Management admires graphic techniques used in the gaming industry and wants to selectively introduce these to its charting tools and trading platforms. The company acquired its first game app for $3,500, rebranded it Chick Chick Boom and then in September released the app worldwide in both Apple and Android app stores. In November, the company formally launched its second ‘swipe three’ game called Hogg Wild. The next game to be launched is Candy Chefs and we intend to put it out before this summer.

On September 9, 2017, the Company formed and incorporated a second wholly owned subsidiary named RCPS Management, Inc. in Colorado. This company will concentrate on the development of payment and escrow systems under the brand Verifundr. The technical documentation is completed and the company is ready to begin building this platform that will employ Blockchain to build its escrow contracts. The agreement related to this process is pending payment prior to beginning work. The company became a member of the Enterprise Ethereum Alliance last November.

As a Fintech company developing its platforms, APT services and products can later extend to include:

•Financial Software and Analytical Software Development

•Algorithmic Applied Technology

•Trading Platforms and Exchanges, Linked to User Brokerage Accounts

•Explore Smart Contracts using our Enterprise Ethereum Alliance membership

•Use Blockchain to develop platforms for cryptoassets based on ERC-20 protocols

The steps remaining for us to begin selling our products listed above are to finalize the programming and rewriting of the existing software used in our products, specifically our dimensional charting tools and trading platform, begin sales and marketing campaigns, contact prospective licensees, and deliver our products, which we expect to complete in less than 90 days after our initial contact with prospective licensees. Our app would be available to users on a subscription fee plan and we plan to grant licenses for our app to financial companies and brokerage firms for use by their employees and clients. The goal is to have our product used by both handheld (tablet and Smartphone application users) and web based clients.

The Company continues to explore open source Blockchain technology for its platforms that include escrow and payments. Technical documentation to support its stated intent to build escrow platform, exchanges with charts and information for cryptocurrency has been completed, and is being reviewed by legal counsel. The Company continues to explore how to deliver under the Verifundr brand and the development of associated products.

The Company retained additional legal counsel to go over matters regarding the escrow, payments and cryptocurrency platforms and it was formally announced that William Uchimoto has joined our team.

The Company is pleased to work with the student led Triton Fund and the Company has donated 5,000,000 shares to form part of their legacy fund, and to ensure many students to come will obtain the benefits of working with entrepreneurs and venture capital mentors.  The students filed a trade mark, the Millennial Touch, to help with the marketing challenges of their portfolio companies and to provide feedback to the CEOs.  The Company issued 5,000,000 to Triton Fund LLC as a donation; the donation supports the initiative founded by undergraduates from the University of California, San Diego (UC San Diego) and provided a press release accordingly on April 30, 2018.

Kencharts for iOS was released at the end of January. The Company has engaged additional developers from Computools to help finish the Android version of Kencharts.  It is anticipated that this next app version will be available by mid-June or earlier.  The Company is also exploring a version of Kencharts that will deliver data on cryptoassets as currently delivered on its website at www.altcoinquotes.io.

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

Organization

We are comprised of three corporations to date and do not rule out the future possibility of acquiring or creating additional subsidiaries.

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

Moreover, it is not our intent to compete with larger financial services firms, but rather to facilitate more trades by better informing our joint clients and providing them with better trading tools. The trading tools such as charts may be licensed to these same banks and brokers or subscribed to by users, directly in apps. We are broker agnostic and believe that we can work with the banks and brokerage firms who offer online and Smartphone trading access by providing them with the opportunity to generate additional commissions from their existing client base.

Contracted Consultants

Our directors currently provide their time and undertake duties as directors without compensation for these services. At the time the Company derives sufficient cash flow from operations or financing, the Company will evaluate the ability to compensate our directors and future directors.

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of January 31, 2018 and January 31, 2017 was $230,300 and $170,300, respectively. As resolved earlier, the accrued compensation for quarter ending October 31, 2016 will only be paid out after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The period for paying out the accrued $170,300 due has been extended until after January 31, 2019. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties. The President returned 15,000,000 restricted common shares that were paid against accruals in December 2017.

Intellectual Property Information

Our success and ability to compete will be dependent to a significant degree on our intellectual property, which may include our trade name, trading models, visual chart styling and platform functionality. We intend to develop our technology internally and further acquire software. We will rely primarily on trade secret, trademark, copyright, domain name, patent and contract law to protect our intellectual property. It is our intention to enter into confidentiality, intellectual property invention assignment and/or noncompetition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property. Currently, we do not have any registered copyrights or patents; however, we may obtain such registrations in the future.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have incurred minimal cost in the fiscal years ended January 31, 2018 and 2017, respectively, on research and development of our website and mobile applications that was included as part of consulting services incurred to date. We plan to spend further funds on research and development activities in the future as the development of our software applications continue if we are able to raise the necessary funding.

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

Item 3. Legal Proceedings.

We were not party to any legal proceedings during the twelve months ended January 31, 2018 or 2017, and, to the best of our knowledge and belief, no legal proceedings are threatened or pending.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Stockholders

As of January 31, 2018, there were approximately 55 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. As of January 31, 2018, there were 302,724,086 shares of our common stock issued and 301,837,337 shares outstanding. As of April 29, 2018, the Company had 317,724,086 shares of common stock with 52 shareholders of record.

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

Equity Compensation Plan Information 2012 Equity Incentive Plan

As of January 31, 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”) of APT Systems, Inc. as approved by the Company’s board of directors and stockholders. The purpose of the Plan is to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. Stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Nonqualified Stock Options. A total of 5,500,000 shares of common stock are eligible for issuance under the Plan, which may consist of authorized and unissued shares or treasury shares. The maximum amount of shares of stock that may be granted as Incentive Stock Options shall be 2,500,000. Since our inception (October 29, 2010), no equity compensation has been granted under the Plan.

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

Unregistered Sales of Equity Securities

Common Stock

During the year ending January 31, 2018 the Company received proceeds of $97,500 for the issuance of 32,757,463 shares of common stock.

During the year ending January 31, 2018 the Company issued 8,832,530 shares of common stock in settlement of $15,000 of accounts payable. In conjunction with this settlement a loss of $11,497 was recognized.

During the year ending January 31, 2018, 11,800,000 shares of common stock were issued in settlement of the $1,180 stock payable.

During the year ending January 31, 2018 the Company issued 20,000,000 shares of common stock as settlement of a $10,000 note payable. A loss on settlement of $62,000 was recorded in conjunction with the settlement.

During the year ending January 31, 2018 the Company issued 10,582,057 shares of common stock as settlement of convertible notes payables.

The Company issued 4,500,000 shares of common stock for services valued at $87,050.

Convertible Notes

During the year ending January 31, 2018 the Company issued 20,000,000 shares of common stock as settlement of a $10,000 note payable. A loss on settlement of $62,000 was recorded in conjunction with the settlement.

During the year ending January 31, 2018 the Company issued 10,582,057 shares of common stock as settlement of convertible notes payables.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ending January 31, 2018 the Company has purchased 886,749 common shares from the market for $10,000 (average of $0.0113 per share) under the registered Buy Back plan that is in effect until January 31, 2018 and may be extended by the Directors. The Buy Back plan was approved by the board on October 3, 2017 and authorized the repurchase of up to 25,000,000 common shares.

During the year ended January 31, 2017, there were no purchases of equity securities by the Company and affiliated purchasers.

Item 6. Selected Financial Data.

A smaller reporting company is not required to provide the information in this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the fiscal years ended January 31, 2018 and 2017. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended January 31,
	2018	2017
Balance Sheet Data:
Cash	$46,700	$7,713
Total assets	$175,867	$122,297
Total Liabilities	$717,714	$530,097
Stockholder’s deficit	$(639,347)	$(407,800)
Operating Data:
Revenue	$33	$49
Cost of revenue	$-	$-
Operating Expenses	$(1,258,229)	$(457,520)
Other Income (Expense)	$(250,626)	$(249,496)
Net Loss	$(1,508,822)	$(706,967)

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues. We have operated at a loss in all relevant periods.

For our fiscal years ended January 31, 2018 and 2017, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise the necessary funding to implement our business plan and to successfully develop and market our software, generate revenues and operate a profitable business.

Revenue

We generated revenues of $33 for the fiscal year ended January 31, 2018, as compared to $49 for the fiscal year ended January 31, 2017, a decrease of $16.

Operating Expenses

Operating expenses, which consisted of amortization expense, officer compensation, accounting, legal, research and development and other general and administrative expenses for the fiscal year ended January 31, 2018, were $1,258,229 which is an increase of $800,709, or 175% as compared to the operating expenses for the fiscal year ended January 31, 2017 of $457,520. The increase in our operating expenses was primarily attributable to an increase in stock issued for consulting services, investor and public relations expenses, professional fees and travel incurred during the year.

Other income (Expense)

Interest expense and amortization of debt discount for the fiscal year ended January 31, 2018 was $199,515 compared with $137,999 in the fiscal year ended January 31, 2017, an increase of $61,516 or 45%. The increase was due primarily to the Company’s increase in borrowings and to the addition of discount on notes payable calculated under the definitive convertible promissory notes for the fiscal year ended January 31, 2018. During the years ending January 31, 2018 and 2017, the Company recognized a gain of $21,917 and loss of $171,139 related to the change in derivative liability, respectively. The change from year to year was the result of changes in stock prices as well as the gain recognized for the cash settlement of various notes with derivative balances in fiscal 2018. Also, included in this section is a loss on settlement of notes payable or $73,497 in fiscal 2018 and a gain on settlement of notes and accounts payable of $51,391 in fiscal 2017. A small gain was derived from the investment account while testing strategies.

Net Loss

As a result of the foregoing, we incurred a net loss of $1,508,822 for the fiscal year ended January 31, 2018, which was an increase of $801,855, or 113%, as compared to the net loss for the fiscal year ended January 31, 2017 of $706,967.

We expect to incur operating losses in future foreseeable periods because we will be incurring expenses and not generating sufficient revenues to fund these expenses. We expect at a minimum $600,000 in operating costs over the next twelve months based on current operations. We cannot guarantee that we will be successful in generating sufficient revenues or finding other funds in the future to cover these operating costs. Failure to generate sufficient revenues or secure additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of January 31, 2018, we had cash and cash equivalents of $46,700 but were in the process of negotiating additional funding. As of January 31, 2017, we had cash and cash equivalents of $7,713.

Net cash used for operating activities was $204,586 for the fiscal year ended January 31, 2018. This compares to net cash used for operating activities of $157,204 for the fiscal year ended January 31, 2017. The increase in cash used in operating activities is the result of our ability to raise more money from debt and equity instruments and therefore spend more in operations in fiscal 2018 compared to fiscal 2017.

Cash flows used in investing activities were $45,007 for the fiscal years ended January 31, 2018 from investment in our software platform KenCharts, as compared with $6,645 in 2017 related to trading investments.

Cash flows provided by financing activities were $288,580 for the fiscal year ended January 31, 2018, which compares to cash flows provided by financing activities of $170,729 for fiscal year ended January 31, 2017. During the fiscal year ended January 31, 2018, we received $195,000 in cash from the sale of common and preferred shares and we repaid $5,000 on a loan from a director, and received $208,500 in convertible and short-term notes payable from unrelated third parties. The Company repaid $99,920 of convertible and short-term notes payable. In addition, the Company spend $10,000 as part of its equity Buy Back plan to re-purchase 886,749 common shares.  By comparison, during the fiscal year ended January 31, 2017 we received $6,808 of additional loans from one of our directors, and repaid the same director $5,014. The Company secured convertible and short-term borrowings of $224,659 and $5,655 in long-term financing offset by payment of $61,379.

Over the next twelve months we do expect substantial material capital costs to develop operations and charting products. Our estimated operating costs of $500,000 will be used for operations, contract workers, travel, and reporting, but none will be used to pay full-time salaries unless deemed reasonable by management and directors.

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

Successful implementation of our business strategy depends on factors specific to the internet, regulations regarding equities trading, app development licenses and the hand held device industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

•the competitive environment in the app sector that may force us to reduce prices below the optimal desired pricing level or increase promotional spending;

•the ability to anticipate changes in consumer preferences and to meet customers’ needs for trading products in a timely cost effective manner; and

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

Concurrent Developments

Future Trends use eBooks and videos as a method for Training: Future product considerations revolve around enhanced or animated eBooks. We believe consumers enjoy eBooks because of their convenience and accessibility but they are similar in format to the traditional book. As animation is added to traditional images such as charts, this same technology can be applied to eBooks to animate the content to better engage the reader. It is believed customers will demand interactive books that provide a much better, more informed educational experience and replace standard training techniques. New eBooks with a view to training support will be made available after the sale of Intuitrader apps has commenced.

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

Revenue Recognition

The Company applies paragraph 60510S991 of the FASB Accounting Standards Codification for revenue recognition. It recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development Costs

Costs incurred in research and development activities are listed separately and expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2018 and 2017, the Company has no unrecognized tax benefits.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

During the years ended January 31, 2018 and 2017, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation as their effect would have been antidilutive.

Recently Issued Accounting Pronouncements

Starting in the second quarter of 2014, the FASB issued guidance applicable to revenue recognition that will be effective for the Company for the year ending January 31, 2019. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. The FASB issued ASU No. 201415, Presentation of Financial Statements— Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The core principle of the new guidance is that management of public and private companies is required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management also is required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for the Company on February 1, 2018 and will be implemented using the modified retrospective approach. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 201517, Balance Sheet Classification of Deferred Taxes (“ASU 201517”). ASU 201517 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 201609, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard was effective for the Company on February 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In August 2016, the FASB issued Accounting Standards Update No. 201615, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 201615”). The amendments in ASU 201615 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 201615 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In October 2016, the FASB issued ASU No. 201616, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on February 1, 2018 and will be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In November 2016, the FASB issued Accounting Standards Update No. 201618, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 201618”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 201618 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 201618 will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 201701, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on February 1, 2018; however, early adoption is permitted with prospective application to any business development transaction.

In January 2017, the FASB issued Accounting Standards Update No. 201704, Simplifying the Test for Goodwill Impairment (“ASU 201704”). ASU 201704 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 201704 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 201704 will have a material impact on its financial statements.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

A smaller reporting company is not required to provide the information in this Item.

Item 8. Financial Statements and Supplementary Data.

Provided for the years ending January 31, 2018 and 2017.

APT Systems, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 31, 2018 and 2017

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

APT Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of APT Systems, Inc (the “Company”) as of January 31, 2018, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

May 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

APT Systems Inc.

We have audited the accompanying balance sheets of APT Systems Inc. (the “Company”) as of January 31, 2017 and 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the years in each of the two years ended January 31, 2017. APT Systems Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ RBSM LLP
Henderson, Nevada
May 16, 2017

APT SYSTEMS, INC.
Consolidated Balance Sheets

	January 31, 2018	January 31, 2017
ASSETS

Current Assets
Cash and cash equivalents	$46,700	$7,713
Trading investments	15,122	14,681
Prepaid expenses	5,000	17,141
Other current assets	268	268
Total current assets	67,090	39,803

Other Assets
Software and website (net of $41,015 and $22,291 accumulated amortization respectively)	108,777	82,494
Total other assets	108,777	82,494

Total Assets	$175,867	$122,297

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$156,920	$113,170
Accrued officer compensation	230,300	170,300
Convertible notes payable (net of unamortized discounts of $26,481 and $9,937)	229,519	139,267
Convertible notes payable - related party, current portion	26,276	-
Notes payable	74,699	76,619
Loan from director	-	4,465
Total current liabilities	717,714	503,821

Convertible notes payable - related party, long term	-	26,276
Total Liabilities	717,714	530,097

Series B 6% Convertible Cumulative Preferred Stock; $0.001 par value, 1,000,000 shares designated; 97,500 and 0 shares issued and outstanding as of
January 31, 2018 and January 31, 2017 respectively	97,500	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 100,000,000 authorized
Preferred A stock $0.001 par value, 1,000,000 shares designated;
1,000,000 and 0 issued as of January 31, 2018 and January 31, 2017, respectively	1,000	-
Common stock $0.0001 par value, 750,000,000 shares authorized;
302,724,086 shares issued and 301,837,337 outstanding as of January 31, 2018
and 229,252,036 shares issued and outstanding as of January 31, 2017	30,273	22,926
Additional paid-in capital	2,135,619	855,511
Common stock payable	-	1,180
Treasury Stock, 886,749 and 0 shares at cost as of January 31, 2018
and January 31, 2017, respectively	(10,000)	-
Accumulated deficit	(2,796,239)	(1,287,417)
Total Stockholders' Deficit	(639,347)	(407,800)

Total liabilities and Stockholders' Deficit	$175,867	$122,297

The accompanying notes are an integral part of these consolidated financial statements

APT SYSTEMS, INC.
Consolidated Statements of Operations

	Year Ended	Year Ended
	January 31, 2018	January 31, 2017
Revenue
E-book sales	$33	$49
Total Revenue	33	49

Cost of Revenue	-	-

Gross Profit	33	49

Operating Expenses
Amortization	18,724	11,110
Compensation to officer and directors	928,654	60,000
General and administrative	310,851	386,410
Total Operating Expenses	1,258,229	457,520

Net Operating Loss	(1,258,196)	(457,471)

Other Income (Expense)
Other income	473	8,251
Gain (loss) on settlements of notes and accounts payable	(73,497)	51,391
Gain (loss) on change in derivative liability	21,913	(171,139)
Interest expense and amortization of debt discount	(199,515)	(137,999)
Total Other Income (Expense)	(250,626)	(249,496)

Net Loss	(1,508,822)	(706,967)

Dividends Applicable to Preferred Stock	(2,963)	-

Net Loss Applicable to Common Stockholders	$(1,511,785)	$(706,967)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	268,533,185	147,507,275

The accompanying notes are an integral part of these consolidated financial statements

APT SYSTEMS, INC.
Consolidated Statements of Changes in Stockholders’ Deficit
For the years ended January 31, 2018 and 2017

	Preferred Shares B	Preferred B Shares Amount	Preferred A Shares	Preferred A Shares Amount	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid in Capital	Stock Payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance January 31, 2016	-	$-	-	$-	115,941,670	$11,595	-	$-	$235,036	$-	$(580,450)	$(333,819)
Issuance of common stock for asset acquisition	-	-	-	-	1,000,000	100	-	-	91,000	-	-	91,100
Issuance of common stock for conversion of notes payable	-	-	-	-	93,027,033	9,303	-	-	230,221	1,180		240,704
Issuance of common stock for consulting services	-	-	-	-	4,283,333	428	-	-	228,754			229,182
Beneficial conversion feature on notes	-	-	-	-			-	-	15,000			15,000
Issuance of common stock for settlement of accrued officer compensation	-	-	-	-	15,000,000	1,500	-	-	55,500			57,000
Net loss	-	-	-	-			-	-			(706,967)	(706,967)
Balance January 31, 2017	-	-	-	-	229,252,036	22,926	-	-	855,511	1,180	(1,287,417)	(407,800)
Issuance of common stock for conversion of notes payable	-	-	-	-	42,382,057	4,238	-	-	107,869	(1,180)	-	110,927
Issuance of common stock for cash	-	-	-	-	32,757,463	3,276	-	-	94,224	-	-	97,500
Issuance of preferred B shares for cash	97,500	97,500	-	-	-	-	-	-	-	-	-	-

Issuance of common stock to settle accounts payable	-	-	-	-	8,832,530	883	-	-	25,614	-	-	26,497
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	87,087	-	-	87,087
Issuance of Preferred A shares for services	-	-	1,000,000	1,000	-	-	-	-	867,654	-	-	868,654
Repurchase of common shares	-	-	-	-	-	-	886,749	(10,000)	-	-	-	(10,000)
Issuance of shares for services	-	-	-	-	4,500,000	450	-	-	86,600	-	-	87,050
Cancellation and return of shares	-	-	-	-	(15,000,000)	(1,500)	-	-	1,500	-	-	-
Forgiveness of loan from director	-	-	-	-	-	-	-	-	4,560	-	-	4,560
Beneficial conversion feature on debt modification	-	-	-	-	-	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	-	-	-	-	-	(1,508,822)	(1,508,822)
Balance January 31, 2018	97,500	$97,500	1,000,000	$1,000	302,724,086	$30,273	886,749	$(10,000)	$2,135,619	$-	(2,796,239)	$(639,347)

	The accompanying notes are an integral part of these consolidated financial statements

APT SYSTEMS, INC.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	January 31, 2018	January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,508,822)	$(706,967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	18,724	11,110
Bad debt expense	-	1,215
Gain on investments	(441)	(8,036)
(Gain) loss on change in derivative liability	(21,913)	171,139
Expense for beneficial conversion feature	-	15,000
Amortization of debt discount	141,252	82,867
(Gain) loss on settlement of notes and accounts payable	73,497	(51,391)
Stock issued for consulting services	955,704	237,182
Prepayment interest paid in stock	-	14,515

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,141	(17,499)
Accounts payable and accrued expenses	65,272	33,661
Accrued officer compensation	60,000	60,000
Net cash used in operating activities	(204,586)	(157,204)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments	-	(20,550)
Proceeds from sale of investments	-	13,905
Investment in software development	(45,007)	-
Net cash used in investing activities	(45,007)	(6,645)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from director	-	6,808
Payment of loan from director	(5,000)	(5,014)
Proceeds from convertible notes and short-term notes payable	208,500	224,659
Payments on convertible notes payable	(98,000)	(61,379)
Proceeds from long-term notes payable	-	5,655
Payments on notes payable	(1,920)	-
Purchase of treasury shares	(10,000)	-
Proceeds from issuance of common and preferred shares	195,000	-
Net cash provided by financing activities	288,580	170,729

Net change in cash and cash equivalents	38,987	6,880

Cash and cash equivalents at beginning of period	7,713	833

Cash and cash equivalents at end of period	$46,700	$7,713

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest	$37,228	$6,023
Income Taxes	$-	$-

Non-Cash Transactions

Stock and stock payable issued for software acquisition	$-	$91,100
Common stock issued to settle notes and accounts payable	$63,927	$-
Notes issued on settlement of notes payable and accounts payable	$-	$5,500
Common Stock issued to settle stock payable	1,180	-
Cancellation of shares	$1,500	$-
Beneficial conversion feature	$5,000	$-
Payment of expenses by director	$5,095	$-
Debt discount created by derivative liability	$109,000	$-
Accrued officer compensation settled in shares	$-	$57,000
Loan from director forgiven	$4,560	$-
Settlement of derivative liability	$87,087	$-

The accompanying notes are an integral part of these consolidated financial statements

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 1 - NATURE OF OPERATIONS

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

In the third quarter of fiscal 2017, the company launched a wholly owned Delaware subsidiary Snapt Games, Inc. on August 4, 2017. Management admires graphic techniques used in the gaming industry and wants to selectively introduce these to its charting tools and platforms. The company acquired its first game app for $3,500 and rebranded it Chick Chick Boom and in September released the app worldwide. In November, the company formally launched its second game called Hogg Wild.

On September 1, 2017, the Company formed and incorporated a second wholly owned subsidiary named RCPS Management, Inc. in Colorado. This company will concentrate on the development of payment and escrow systems under the brand Verifundr.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of January 31, 2018, the Company had cash of $46,700, insufficient revenue to meet its ongoing operating expenses, liabilities of $717,714, accumulated losses of $2,796,239 and a shareholders’ deficit of $639,347. The Company has not, as yet generated significant revenues as its key products are still under development.

The financial statements for the year ended January 31, 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

These financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

Gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments

Fair value measurements are determined based on the assumption that market participants would use in pricing an asset or liability. Accounting Standards Codification (“ASC”) 82010 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs which reflect a reporting entity’s own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents, investments, accounts payable, accrued expenses, note payable and loan from director approximate their market values as of January 31, 2018 and 2017 due to the intended short-term maturities of these financial instruments.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s sequencing policy is to evaluate for reclassification contracts with the earliest maturity date first.

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

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software

The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation period costs as incurred. Capitalization of qualifying application development cost begins when management authorized and commits to funding the project and it is probable that the project will be completed for the function intended. Capitalized internal use software costs are normally amortized over estimated useful lives ranging from 3 to 5 years once the related project has been completed and deployed for customer use. At times the software is considered to have be an indefinite lived asset in which case it is evaluated for impairment at least annually.

Website

The Company accounts for website development costs in accordance with ACS 35050 “Website Development Costs”. Costs incurred to register domain names, integrated databases and add additional functionality are being amortized over 1 – 3 years. Costs incurred in general maintenance of the website or hosting costs are expensed as incurred.

Revenue Recognition

The Company applies paragraph 60510S991 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising and promotional costs of $10,389 and $12,929 for the year ending January 31, 2018 and 2017 respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. At January 31, 2018 and 2017, the Company has no unrecognized tax benefits.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the as-if converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. For the years ended January 31, 2018 and 2017, the Company did have potentially dilutive debt instruments that have been excluded from the earnings per share calculation; as such an inclusion would have been antidilutive due to the losses incurred in both periods. As of January 31, 2018 and 2017 the convertible debt instruments were convertible into 295,565,266 and 435,500,000 shares of common stock, respectively.

Stock Based Compensation

The Company accounts for employee and nonemployee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and recognized over the requisite service period. The Company has adopted a stock option plan, as disclosed in Note 10 – Stockholders’ Deficit below. During the year ended January 31, 2018 and 2017, no stock options had been issued or outstanding to date.

The Company accounts for stock-based payments to nonemployees in accordance with ASC 50550, “Equity-Based Payments to Non-Employees.” Stock-based payments to nonemployees include grants of stock, grants of stock options and issuances of warrants that are recognized based on the value of the vested portion of the award over the requisite service period as measured at its then current fair value as of each financial reporting date.

Trading Investments

The Company’s trading investments are reported at fair value, with realized and unrealized gains and losses included in earnings.

In February of 2016, the Company contracted traders as testers as part of the due diligence process to test strategies, indicator reliability and trading platforms within their designated accounts. The contracted traders could use funds for trading securities or derivatives, which mainly consisted of various options, currency pairs and futures. All trading accounts will return to cash after the strategies are monitored over a reasonable period of time. While the Company’s business model is not investing, short-term investing is required to test elements of the software including connectivity to independent brokers. As of January 31, 2018, and 2017 the fair value of trading accounts collectively was $15,122 and $14,681, respectively

	Year ending January 31, 2018	Year ending January 31, 2017
Beginning balance	$14,681	$-
Investment available for trading in investments	-	20,550
Realized gains	441	8,036
Redemptions/commissions	-	(13,905)
Investments in trading at fair market value for period	$15,122	$14,681

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible debt

The Company records a beneficial conversion feature related to the issuance of convertible debts that have conversion features at fixed or adjustable rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional noncash interest expense over the expected life of the convertible notes.

Beneficial Conversion Features

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 47020 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Business Segments

The Company believes that its activities during the year ended January 31, 2018 and 2017 comprised a single segment.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2019. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the adoption. We will apply the guidance when adopted, and provide the relevant disclosures in the first interim and annual periods in which we adopt the guidance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements within any accounting period presented.

Starting in the second quarter of 2014, the FASB issued guidance applicable to revenue recognition that will be effective for the Company for the year ending January 31, 2019. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. The FASB issued ASU No. 201415, Presentation of Financial Statements— Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The core principle of the new guidance is that management of public and private companies is required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management also is required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for the Company on February 1, 2018 and will be implemented using the modified retrospective approach. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 201517, Balance Sheet Classification of Deferred Taxes (“ASU 201517”). ASU 201517 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2016, the FASB issued ASU No. 201609, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard was effective for the Company on February 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In August 2016, the FASB issued Accounting Standards Update No. 201615, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 201615”). The amendments in ASU 201615 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 201615 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In October 2016, the FASB issued ASU No. 201616, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on February 1, 2018 and will be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In November 2016, the FASB issued Accounting Standards Update No. 201618, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 201618”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 201618 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 201618 will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 201701, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on February 1, 2018; however, early adoption is permitted with prospective application to any business development transaction.

In January 2017, the FASB issued Accounting Standards Update No. 201704, Simplifying the Test for Goodwill Impairment (“ASU 201704”). ASU 201704 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 201704 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 201704 will have a material impact on its financial statements.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 4 - RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the CEO and President on an ongoing basis. Accrued officer compensation as of January 31, 2018 and 2017 was $230,300 and $170,300, respectively. During the year ended January 31, 2017, the President elected to convert $15,000 of the accrual into 15,000,000 shares of the Company’s common stock valued at $57,000, thereby recognizing a loss on conversion of accrued salary of $42,000. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

As of January 31, 2018 and 2017, the Company owed the President $0 and $4,465, respectively by way of loans. On January 31, 2018 the President forgave amounts owed to her of $4,560 which was accounted for as a capital contribution. During the years ending January 31, 2018 and 2017 the President paid expenses on behalf of the Company of $5,095 and $0 respectively. In addition, during the years ending January 31, 2018 and 2017, the Company repaid the President’s short-term advance of $5,000 and $5,014, respectively. The loans are unsecured, due on demand and interest free.

NOTE 5 – SOFTWARE AND WEBSITE

The Company has software that it uses for the development of certain mobile applications. The Company recorded amortization expense of $18,724 and $11,110 for years ended January 31, 2018 and 2017, respectively.

	January 31, 2018	January 31, 2017
Charting software	$102,705	$102,705
Ken Chart Native Apps	45,007	-
Website	2,080	2,080
	149,792	104,785
Accumulated amortization	(41,015)	(22,291)
Net book value	$108,777	$82,494

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Noteholder 1

On January 8, 2014, the Company issued an unsecured convertible note to one investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000. This convertible note accrues interest at the rate of 19% per annum and is convertible at $0.0001. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently obtained a further extension to December 31, 2016. The note has been reduced to $43,500 and $28,500 through the sales of part of the debt to unrelated third parties in prior periods as of January 31, 2017 and 2018, respectively.

The Company is currently in discussions with the lender to further extend the maturity date. The note has been verbally extended, we are working to document the extension in writing. Until such time as that is completed the note is considered past due.

During the quarter ending July 31, 2017, the noteholder sold $10,000 of this note to an unrelated party. The $10,000 note was then settled with the issuance of 20,000,000 shares of common stock. This settlement resulted in the recording of a $62,000 loss on settlement of notes payable.

During the quarter ending January 31, 2018, the noteholder sold $5,000 of this note to an unrelated party. Subsequent to January 31, 2018, this note was converted to 10,000,000 shares of common stock.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE (continued)

On April 17, 2015, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of 60 days that was later extended until April 23, 2017. Principal and interest at 8% per annum accrued thereon are due and payable on April 23, 2017 and is further renewable. Also, the lender has the right to convert the principal and accrued interest into shares of the Company’s common stock at $0.01 cents. The Company is currently in discussions with the lender to further extend the maturity date. The note has been verbally extended, we are working to document the extension in writing. Until such time, as that is completed, the note is considered past due.

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

Noteholder 3

The Company took on a loan of $52,500, in the form of a convertible note, in November 2016. The note is due and payable twelve months from the issuance date and bears interest at 5% per annum with an original issuance discount of 5%. If the Note is paid off prior to 181 days, the Company is required to pay the face amount plus a penalty of 30% otherwise the investor may convert loan to common shares. Once convertible the conversion rate is equal to 60% of the lowest traded market price during the previous 15 trading days. The holder is limited to converting no more than 20% percent of the previous week’s dollar volume during any given trading week.

The Company reached an agreement on May 4, 2017 with Convertible Noteholder where by half of the note has been repaid in cash and the balance of the loan has been extended for an additional six months up to November 4, 2017 during which time the note is not convertible. The total cash payment of $34,438 is being applied $26,250 to the principle and the remaining to interest and prepayment penalties. On November 8, 2017, 1,923,077 shares were issued in settlement of $7,500 of the principle balance. On November 20, 2017 $25,715 was paid in cash to settle the remaining $18,500 of principle plus interest and prepayment penalties.

On November 5, 2017, due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $68,783 resulting in a discount of $26,000 and a day one loss of $42,783. On each day the note was converted the associated derivative liability was re-valued and reclassified to equity, resulting in a total reclassification of $19,231 during the period. Upon settlement of the note for cash the remaining derivative liability was written off to the Gain (loss) on change in derivative liability account.

Noteholder 4

The Company took on a further loan of $30,000, in the form of a convertible note on January 31, 2017 with unrelated parties. The note is due and payable twelve months from the issuance date and bears interest at 8% per annum with an original issuance discount of $3,000. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days. The loan is convertible at the end of July 2017. By agreement of both parties, any right of conversion date has been postponed until September 12, 2017. On October 2, 2017 $6,738 of the note was converted into 1,250,000 common shares in accordance with the agreement. On October 16, 2017, $7,975 of the note was converted into 1,450,000 common shares in accordance with the agreement. On November 7, 2017, the remaining balance of $15,288 plus accrued interest of $1,427 was converted into 5,958,980 common shares.

On September 12, 2017, due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $38,937 resulting in a discount of $30,000 on the note payable and a day one loss of $8,937. On each day the note was converted the associated derivative liability was re-valued and reclassified to equity, resulting in a total reclassification of $67,886 during the period. In conjunction with this derivative liability other convertible instruments were evaluated for derivative liability treatment.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE (continued)

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

As of January 31, 2018 and 2017, $26,276 was outstanding.

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

On November 15, 2017 $74,475 was paid in cash to settle the remaining $53,000 of principle plus interest and prepayment penalties.

On November 4, 2017, due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $26,560 resulting in a discount of $26,560. Upon settlement of the note for cash the remaining derivative liability was written off to the Gain (loss) on change in derivative liability account.

Noteholder 7

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

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE (continued)

Summary

The following table summarizes all convertible notes outstanding as of January 31, 2018 and 2017:

Holder			Carrying Value
Third Parties	Issue Date	Due Date	January 31, 2018	January 31, 2017
Noteholder 1a	1/8/2014	Past Due	28,500	43,500
Noteholder 1b	4/23/2015	Past Due	5,000	5,000
Noteholder 1c	11/27/2017	Past Due	5,000	-
Noteholder 2	10/2/2015	Past Due	12,500	12,500
Noteholder 3	11/1/2016	11/4/2017	-	52,500
Noteholder 4a	1/30/2017	1/30/2018	-	30,000
Noteholder 4b	8/28/2017	8/28/2018	50,000	-
Noteholder 6	5/15/2017	2/20/2018	-	-
Noteholder 7	11/14/2017	5/14/2018	155,000	-

Related Parties

Noteholder 5a	11/23/2015	12/31/2018	3,000	3,000
Noteholder 5b	12/8/2015	12/31/2018	16,121	16,121
Noteholder 5c	1/12/2016	1/31/2019	1,500	1,500
Noteholder 5d	3/10/2016	1/31/2019	2,770	2,770
Noteholder 5e	3/15/2016	1/31/2019	2,885	2,885

Total Convertible Notes Payable			282,276	169,776
Less: net discount on convertible notes payable			(26,481)	(4,233)
Less: current portion			(255,795)	(139,267)
Long term portion of convertible notes payable			$-	$26,276

Convertible Notes Payable Settled in Fiscal 2017

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

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE (continued)

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

$25,600 had a balance of $0. As such, the fair value of the conversion feature at January 31, 2017 is $0.

The inputs into the Black Scholes model were as follows related to valuation of this derivative during the year ending:

January 31, 2017
Closing share price	$0.0028 - 0.01490
Conversion price	$0.00083 - 0.00143
Risk free rate	0.39% - 0.80%
Expected volatility	316.23% - 399.44%
Dividend yield	0%
Expected life	.33 to .50 years

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

In April 2016, the Company entered into an agreement (“Investment Agreement”) for an unrelated third party (“Investor”) to purchase up to $5,000,000 of the Company’s common stock. In conjunction with the Investment Agreement, the Company entered into a registration rights agreement (“Registration Agreement”). The Registration Agreement requires the Company to use its best effort, within thirty days, to file with the SEC a Form S1 (“Registration Statement”) covering a certain number of shares to be used for the Investment Agreement. Upon the effective date of the Company’s Registration Statement, the Company has the right to put (“Put Notice”) to the investor, for purchase, a certain amount of shares of the Company’s common stock. For each Put Notice, the number of shares shall be equal to one hundred and fifty percent of the average of the daily trading dollar volume of the Company’s common stock for the ten consecutive trading days immediately prior to the Put Notice, so long as such amount does not exceed an accumulative amount per month of $150,000, unless prior approval of the Investor.

In conjunction with Investment Agreement, the Company entered issued two promissory Notes to the Investor in the amounts of $46,000 and $55,000. Both promissory notes accrue interest at the rate of 10% per annum and are due six and seven months respectively from the effective date of the Company’s Registration Statement which was filed on May 17, 2016. This statement is not effective as of today. The first tranche of proceeds of $20,000 from the promissory note were used to pay the Company’s fees associated with the Investment Agreement. The proceeds from the $55,000 promissory note are to be used to pay the Company’s commitment fee to the Investor. The Investor did not advance the second tranche of the promissory note of $46,000 after the S1 was filed on May 16, 2016. Further review of the S1 by the Securities Exchange Commission has been set aside by the Company as it does not currently trade on the OTCQB marketplace. While the company may upgrade from the OTC Pink status at a cost of $12,500, it did not qualify to do so during the year ended January 31, 2017. A board decision on this matter is further complicated by the decision of our counsel to end their security practice in June of this year. The directors had chosen to discontinue matters pertaining to addressing the S1 comments for the time being. However, the directors did negotiate with the Investor and agreed to repay the original advance and applied interest for sum of $25,000 and the second promissory note for $55,000 has been extinguished as part of this agreement Management included a portion of the promissory note for $46,000 as a liability for October 31, 2016 as it was outstanding and interpreted as due on October 19, 2016. Management opted for the settlement of this note as discussed below.

The Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability. While the first Promissory note for $46,000 was due October 16, 2016 and it was paid in November. The Promissory Note for $55,000 was not due until November 19, 2017 and was extinguished upon payment of first note.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE (continued)

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

The inputs into the Black Scholes model were as follows related to valuation of this derivative during the year ending:

January 31, 2017
Closing share price	$0.0027 - 0.0149
Conversion price	$0.0006 - 0.00128
Risk free rate	0.20% - 0.29%
Expected volatility	183% - 324.92%
Dividend yield	0%
Expected life	.01 to 0.12years

Due to timing on the anticipated release of funds on this nonconvertible note, we obtained a short-term convertible loan from a nonrelated party, to assist with cash flow in the amount of $15,750; this was scheduled to be repaid within 60 days and no interest is due if repaid on time. The Company accepted a $15,750 bridge loan from the nonrelated party in September 23, 2016 and it was fully repaid on October 15, 2016 which prevented future interest becoming due.

The Company had executed a short-term lending arrangement with a non-related party. The effective date of the loan was May 1, 2015. The loan amount was $25,000, with interest at 5% per annum. The repayment date had been extended through to October 31, 2016 for the $25,000 loan. The note for $25,000 was sold in June after adding an allowance to facilitate a conversion to 2,500,000 free trading shares on May 27, 2016. The Directors agreed to approve the conversion of the note at $.01 (at a discount of $.006 creating a BCF of $15,000) and thereby extinguishing the debt upon completion of the sale.

NOTE 7 - NOTES PAYABLE

Noteholder 1

On August 12, 2016, we borrowed $26,000 from an investor, being a non-convertible note at 5% interest, as a short-term loan to facilitate cash flow. The loan became due December 31, 2017 and is currently in default.

On September 21, 2016, we borrowed $25,909 from an investor, being a non-convertible note at 5% interest, as a short-term loan to facilitate cash flow. The loan became due December 31, 2017 and is currently in default.

Noteholder 2

On November 20, 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of January 31, 2018, we are default under the loan agreement. Subsequently in April, $5.000 was repaid.

Noteholder 3

The Company had executed short-term lending arrangements with a non-related party. The effective dates of the loans are June 22, 2015, June 27, 2015 and September 22, 2015. The loan amounts are $3,000, $2,700 and $1,950, respectively, with interest accruing at 5% per annum. Repayment is in one lump sum due and payable on or before December 4, 2015 through January 31, 2016. The outstanding notes were extended to September and December 2016. The Company is currently in discussions with the lender to further extend the maturity date. Until such time that is completed, the note is considered past due.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 7 - NOTES PAYABLE (continued)

Noteholder 4

One of the trader agreements included monthly compensation and to this end, part of the fees were paid in cash and then part of the fees were offset with a non-convertible note for $7,000 that was payable on or before June of 2017. The note was not paid and is now considered past due.

Noteholder 5

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of January 31, 2018, we are not in default under this loan agreement as in August 2016 we renegotiated the terms for this loan and interest payment commenced in November 2016.

The following table summarizes all notes outstanding as of January 31, 2018 and 2017:

Holder			Carrying Value
Third Parties	Issue Date	Due Date	January 31, 2018	January 31, 2017
Noteholder 1a	8/12/2016	12/31/2017	26,000	26,000
Noteholder 1b	9/21/2016	12/31/2017	25,909	25,909
Noteholder 2	11/7/2014	12/31/2017	5,000	5,000
Noteholder 3a	6/17/2015	9/1/2016	3,000	3,000
Noteholder 3b	6/28/2015	9/1/2016	2,700	2,700
Noteholder 3c	9/22/2015	12/1/2016	1,950	1,950
Noteholder 4	6/15/2016	6/15/2017	7,000	7,000
Noteholder 5	8/11/2016	8/11/2018	3,140	5,060

Total Notes Payable			$74,699	$76,619

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 8 - FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of January 31, 2018 and January 31, 2017:

Fair value measured at January 31, 2017
	Total carrying value at January 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Foreign currency investments	$14,681	$-	$-	$14,681

Liabilities:
Derivative liabilities	$-	$-	$-	$-

Fair value measured at January 31, 2018
	Total carrying value at January 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Foreign currency investments	$15,122	$-	$-	$15,122

Liabilities:
Derivative liabilities	$-	$-	$-	$-

There were no transfers between Level 1, 2 or 3 during the years ended January 31, 2018 and 2017.

NOTE 9 - DERIVATIVE LIABILITIES

As discussed in Note 6 – Convertible Notes Payable, the Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. As a result of the variable conversion feature on this note, the related party notes 5a through 5e disclosed in Note 6 – Convertible Notes Payable were considered tainted. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked- to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model.

The fair value of the embedded derivatives for the note was determined using the Black-Scholes option pricing model based on the following assumptions during the fiscal year ending January 31, 2018: (1) dividend yield of 0%, (2) expected volatility ranging from 206 - 273%, (3) risk- free interest rate ranging from 1.01 – 1.25%, (4) expected life ranging from 0.23 – 0.38 of a year, and (5) estimated fair value of the Company’s common stock ranging from $0.0085 - $.019 per share. The instrument was fair valued on the date it became convertible, each conversion date and the period end date of January 31, 2018.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 9 - DERIVATIVE LIABILITIES (continued)

During the year ended January 31, 2018 $109,000 of debt discount was created by a derivative liability. Of that $87,087 was reclassified to equity upon conversion of the debt with the remaining $23,913 recorded as a gain of change in derivative liability.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is required to file its annual and quarterly financial reports with SEDAR in Canada. Due to delays in filing its financial statements and other possible forms, the Company believes it may be subject to certain potentially significant penalties to be levied by the Alberta Securities Commission (ASC). These fines have now been stated to be CDN$10,120 or approximately US$7,500 as advised and invoiced by the ASC and have been accrued into the financial statements as of October 31, 2017. The Company is considering engaging its legal counsel to assist in reducing or eliminating these penalties and requests to file. Further correspondence has been delivered to the ASC after filing the 10-K for January 31, 2016. No further recent correspondence to report.

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

APT Systems, Inc. agrees to pay Apollo Games, Inc. the amount of $3,500 payable in the combination of $500 cash or check, $1,500 in preferred shares and $1,500 in common restricted shares of APT Systems, Inc. within 30 days of completion of this purchase agreement. Apollo Games, Inc. further agrees to provide marketing and administrative support for a period not less than three months from the date of the agreement first written above at the monthly rate of $1,820 beginning on October 1, 2017. Monthly rate to be paid in the combination of 50% common shares and 50% preferred shares of APT Systems or as otherwise mutually agreed by both parties in writing. As of January 31, 2018 all amounts to be settled in shares are recorded in accounts payable as the shares have not been issued. As of January 31, 2018, $10,280 is due and will be settled with 5,140 Series B Preferred Shares and 657,543 Common Shares.

NOTE 11 - STOCKHOLDERS’ DEFICIT

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

For the year ended January 31, 2018, total dividends applicable to Series B Preferred Stock was $2,963, respectively. The Company did not declare or pay any dividends in fiscal 2018. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $2,963 as of January 31, 2018.

The Company evaluated the Series B Preferred Stock and concluded that the redemption features qualify for temporary equity presentation in accordance with ASC 480-10-S99.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 11 - STOCKHOLDERS’ DEFICIT (continued)

During the year ending January 31, 2018 the Company received proceeds of $97,500 for the issuance of 97,500 shares of Series B Preferred shares.

During the year ending January 31, 2018 the Company issued 1,000,000 shares of Series A preferred shares to the current board of directors. Each preferred share gets 2,000 votes and is convertible into 2,000 shares of common stock. The preferred shares were valued at $868,654 and recorded as director compensation. The CEO received 920,000 of the Series A preferred shares and elected to forfeit the conversion feature.  The remaining 80,000 shares issued to the other two directors maintain all features including the conversion feature.

The fair value of the CEO’s shares were based on the control value, since they represent voting control of the Company.  The other shares are valued based on the conversion rights, since they did not obtain voting control.  The key inputs applied in the valuation include a common stock price of $0.0036 and total common shares outstanding of 271,943,387 on the issuance date. The conversion rights were valued by applying a relative fair value of the enterprise value assuming all instruments were converted while the voting control was valued by applying a control premium of 11.15% to the enterprise value.  The control premium was established based on comparable companies.

Common Shares

During the quarter ending April 30, 2017, the Company restructured its common shares by increasing authorized shares from 300,000,000 to 750,000,000 common shares with a par value of $.0001.

During the year ending January 31, 2018 the Company received proceeds of $97,500 for the issuance of 32,757,463 shares of common stock.

During the year ending January 31, 2018 the Company issued 8,832,530 shares of common stock in settlement of $15,000 of accounts payable. In conjunction with this settlement a loss of $11,497 was recognized.

During the year ending January 31, 2018, 11,800,000 shares of common stock were issued in settlement of the $1,180 stock payable.

During the year ending January 31, 2018 the Company issued 20,000,000 shares of common stock as settlement of a $10,000 note payable. A loss on settlement of $62,000 was recorded in conjunction with the settlement.

During the year ending January 31, 2018 the Company issued 10,582,057 shares of common stock as settlement of convertible notes payables.

During the year ending January 31, 2018 the Company has purchased 886,749 common shares from the market for $10,000 (average of $0.0113 per share) under the registered Buy Back plan that is in effect until January 31, 2018 and may be extended by the Directors. The Buy Back plan was approved by the board on October 3, 2017 and authorized the repurchase of up to 25,000,000 common shares.

The Company issued 4,500,000 shares of common stock for services valued at $87,050.

During the year ending January 31, 2018 the CEO agreed to cancellation of 15,000,000 shares with for no consideration.

During the year ending January 31, 2017, the Company has retained three unrelated parties as Consultants to help develop investor awareness in the Company through varied campaigns that revolve around contacting known sophisticated investors through media outlets, newsletters, emails and direct telephone calls. The consultants are compensated in combination of cash and restricted common shares. In May and June, the Company issued 4,283,333 shares of its common stock for services rendered by unrelated third parties. This represents payments to invoices totaling $229,182.

On March 18, 2016, the directors approved 100,000 shares of the Company’s common stock be issued to Azur Universal Inc and were issued at $.65 per share as per the agreement signed July 8, 2014. The amount was recorded as deposit on software acquisition under other current assets.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 11 - STOCKHOLDERS’ DEFICIT (continued)

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

On January 27, 2017, a consultant returned a certificate for 1,500,000 common shares used to secure an agreement with the Company when the parties mutually agreed the services sought were not provided to the full extent both anticipated. The total number of outstanding shares was adjusted accordingly.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non- statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of January 31, 2018 and 2017, no options have been issued under this Plan.

NOTE 12 - INCOME TAXES

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carryforwards. Based upon Management’s evaluation, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the benefit derived from net operating loss carryforwards.

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company does not have any uncertain tax positions.

The Company has net operating loss carryforwards of approximately $1,848,000 and $1,287,000 included in the deferred tax asset table below for 2018 and 2017, respectively. However, due to limitations of carryover attributes, it is unlikely the company will benefit from these NOL and thus Management has determined a 100% valuation reserved is required. The loss carryforwards will start to expire in 2031.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 12 - INCOME TAXES (continued)

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

The provision for federal income tax consists of the following for the periods ending:

	January 31, 2018	January 31, 2017
Federal & State income tax benefit attributed to:	317,000	174,000
Net operating loss	$(199,000)	$-
Valuation allowance	(118,000)	(174,000)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 39.72% of significant items comprising our net deferred tax amount is as follows

	January 31, 2018	January 31, 2017
Deferred tax attributed:	628,000	438,000
Net operating loss carryover	$(240,000)	$-
Less: change in valuation allowance	(388,000)	(438,000)
Net deferred tax asset	$-	$-

In assessing the reliability of the deferred tax assets management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, the Company concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, the Company has established a full reserve against this asset.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2018 and 2017, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. The tax years for 2010 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at January 31, 2018, which were fully offset by a valuation allowance.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JANUARY 31, 2018 AND 2017

NOTE 13 - SUBSEQUENT EVENTS

The Company entered into a letter of intent to acquire a large active games portfolio in October 31, 2017 for its subsidiary Snapt Games Inc., sending out a press release at that time. The discussions continued as did due diligence. In order to facilitate the funding of acquisitions, the company provided a nominal deposit as it organized the financing. The deal is on hold as of the end of April, the seller was not satisfied with the timing and the splitting of down payment into two payments being made 30 days apart. The Company is looking for additional options to raise the lump sum demanded for the immediate future.

The Company did acquire a novelty app for $36,000 along with assuming the current average gross revenues of $12,500 per month. Apple deducts a 30% handling fee and there are modest marketing costs to maintain this income stream for Snapt Games. The Company is working on its third game app intended for release before the end of May 2018.

The Company entered into an agreement with an accredited investor on April 6, 2018 for a new convertible note for $150,000. The note is due and payable twelve months from the issuance date and bears interest at 8% per annum with an original issuance discount of $15,000 plus $2,500 of legal fees due at closing. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty of 30%. Also noted, after 181 days from the issuance date, the Note becomes convertible into the shares of the Company’s common stock. The conversion rate is equal to the higher of $0.006 or 55% of the market price during the previous 12 trading days.

Part of the proceeds from the April 6th Note were used to pay down an existing note issued in September by half, being $35,000 and the company is negotiating further terms to continue to pay down the balance outstanding.

The Company entered into an agreement with Triton Funds LLC to provide equity funding to the Company under a registered offering. The Company has asked counsel to prepare the necessary S-1 for the $600,000 funding commitment at $0.01 per share. We hope to have this filed in May of 2018.

The Company issued 5,000,000 to Triton Fund LLC as a donation; the donation supports the initiative founded by undergraduates from the University of California, San Diego (UC San Diego) and provided a press release accordingly on April 30, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a15(f) and 15d15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2018 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of January 31, 2018, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

•Lack of appropriate segregation of duties;

•Limited capability to interpret and apply accounting principles generally accepted in the United States;

•Lack of formal accounting policies and procedures that include multiple levels of review.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10K.

Item 9B. Other Information.

The information required by this Item 9B with respect to unregistered sales of equity securities is incorporated by reference to Item 5 of this Form 10K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth our directors and executive officers, their ages and the positions they hold:

Name	Age	Positions and Offices Held
Glenda Dowie	61	Director, President, Chief Executive Officer
Joseph Gagnon	60	Director, Secretary, Chief Technology Officer
Carl Hussey	66	Director, Treasurer, Chief Financial Officer

Glenda Dowie has been President, Chief Executive Officer and a Director of the Company since inception. She is a fulltime equities trader. She is the President and Founder of the stock trading site TraderZone.com and its affiliated newsletter inspired BuyZoneReview.com. For the past eleven years, she has focused her energy and talents on stock trading indicators, refining her methodology for active trading and developing formulas that capture market momentum. During the past five years, Ms. Dowie had worked for the company that she owned: The TraderZone Corporation. Ms. Dowie is the director of TraderZone. Ms. Dowie has shared her experience through Published Articles on Investopedia (division of Forbes) as well as published a book entitled “6 Steps to Buying a Winning Stock” currently made available through the Apple Store.

Joseph Gagnon has been Secretary, Chief Technology Officer and a Director of the Company since inception. From 1997 to 2011, Mr. Gagnon was the Owner of JJG Consulting providing computer software consulting services. From February 2006 to 2011 Mr. Gagnon was a Java programmer with Branagh Information Group, a privately held computer networking company. Mr. Gagnon co founded Abacus Concepts in 1984. With two MacUser Eddies, six MacWorld World Class awards and a 60% market share world wide, Abacus was a leader of Macintosh Statistical Analysis and a significant player in the Win32 world. Mr. Gagnon served as Chief Technology Officer and served on the Board of Directors. His technical responsibilities were the user interface design, software architecture and implementation of the StatView product line. Mr. Gagnon left Abacus in 1997 when the business was sold to SAS Institute. Mr. Gagnon obtained a BS in Computer Science in 1981 from the University of Wisconsin-Madison.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge none of our directors or executive officers, during the past ten years, has:

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are elected for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board of Directors

There is a new committee consisting of the Board of Directors formed January 31, 2015. Going forward into the new fiscal year, the Audit Committee can review, add policies and procedures; and further it will seek to add new members.

Audit Committee Financial Expert

The Board of Directors does not have an “audit committee financial expert,” as such term is defined in Item 401(h) (2) of Regulation SK.

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

Name	Form	Description
Glenda Dowie	3	Was not filed timely on the effective date of the registration statement on Form 8A (SEC File No. 00054865)
Joseph Gagnon	3	Was not filed timely on the effective date of the registration statement on Form 8A (SEC File No. 00054865).
Carl Hussey	3	Was not filed timely on the effective date of the registration statement on Form 8A (SEC File No. 00054865).

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards (1) ($)	All Other Compensation	Total ($)
Glenda Dowie	2018	60,000	-	-	-	60,000
Chief Executive Officer	2017	60,000	-	-	-	60,000
	2016	60,000	-	-	-	60,000
Joseph Gagnon	2018	-	-	-	-	-
Chief Technology Officer	2017	-	-	-	-	-
	2016	-	-	-	-	-
Carl Hussey	2018	-	-	-	-	-
Chief Financial Officer	2017	-	-	-	-	-
	2016	-	-	-	-	-

(1) Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of January 31, 2018 and January 31, 2017 was $230,300 and $170,300, respectively. As resolved, the accrued compensation for quarter ending October 31, 2017 will only be paid out after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The period for paying out the accrued $170,300 due has been extended until after January 31, 2019. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties. The President returned 15,000,000 restricted common shares that were paid against accruals in December 2017.

Outstanding Equity Awards at the End of the Fiscal Year

No equity compensation has been paid under the Plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the President on an ongoing basis. Accrued officer compensation as of January 31, 2018 and January 31, 2017 was $230,300 and $170,300, respectively. As resolved, the accrued compensation for quarter ending October 31, 2017 will only be paid out after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

As of June 15, 2012, Mr. Gagnon took a leave of absence from his role under the consulting agreement; however, he will continue to serve as an officer and director of the Company during his leave of absence. Mr. Gagnon provides contract services for a fee connected to maintenance on the servers and software on a consultant basis. Mr. Hussey does not receive compensation for his services at this time. Based upon the amount of the proceeds from additional sales of our common stock, other future employees and directors may receive salaries. Once we generate revenue, future salaries will be evaluated at that time. Additional employees may be added in the future to assist in the monitoring and fulfillment of orders.

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

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of May 10, 2018. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 270,472,799 shares of common stock outstanding as April 30, 2018 plus, for each individual, any securities that individual has the right to acquire within 60 days of May 10, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class
Glenda Dowie (3) 505 Montgomery Street, 11th Floor San Francisco, CA 94111	102,000,000	32.10%
Joseph Gagnon (3) 505 Montgomery Street, 11th Floor San Francisco, CA 94111	2,200,000	0.69%
Carl Hussey (3) 505 Montgomery Street, 11th Floor San Francisco, CA 94111	2,200,000	0.69%
All Officers and Directors as a Group	121,400,000	33.48%

(1)All ownership is beneficial and of record, unless indicated otherwise.

(2)The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3)An officer and director of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of January 31, 2017, regarding shares of common stock that may be issued under the Company’s 2012 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) Equity compensation plans not approved by security holders (2)	5,500,000		5,500,000
Total	5,500,000		5,500,000

Item 13. Certain Relationships and Related Transactions, and Director Independence. Transactions with Related Persons

Except as set forth below, since February 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at yearend for the last two completed fiscal years; and in which any director, executive officer, other stockholders of more than 5% of the Company’s Common Stock or any member of their immediate family had or will have a direct or indirect material interest:

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the CEO and President on an ongoing basis. Accrued officer compensation as of January 31, 2018 and 2017 was $230,300 and $170,300, respectively. During the year ended January 31, 2017, the President elected to convert $15,000 of the accrual into 15,000,000 shares of the Company’s common stock valued at $57,000, thereby recognizing a loss on conversion of accrued salary of $42,000. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2018. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties. The period for paying out the accrued $170,300 due has been extended until after January 31, 2019.

During the year, ending January 31, 2018, the CEO agreed to cancellation of 15,000,000 shares for no consideration.

As of January 31, 2018 and 2017, the Company owed the President $0 and $4,465, respectively by way of loans. On January 31, 2018 the President forgave amounts owed to her of $4,560. During the years ending January 31, 2018 and 2017 the President paid expenses on behalf of the Company of $5,095 and $0 respectively. In addition, during the years ending January 31, 2018 and 2017, the Company repaid the President’s short-term advance of $5,000 and $5,014, respectively. The loans are unsecured, due on demand and interest free.

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

As of January 31, 2018 and 2017, $26,276 was outstanding.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•the director is, or at any time during the past three years was, an employee of the company;

•the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Ms. Dowie and Messrs. Gagnon and Hussey are not considered independent because they are executive officers of the Company.

We do not currently have a separately designated nominating or compensation committee but have created an audit committee that meets at least once per fiscal year.

Item 14: Principal Accountant Fees and Services. Audit Fees

For the Company’s fiscal year ended January 31, 2018 and 2017, we were billed approximately $27,000 and $24,500, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended January 31, 2018 and 2017, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company’s fiscal years ended January 31, 2018 and 2017, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

For the Company’s fiscal year ended January 31, 2018 and 2017, we were billed approximately $0 and $4,000, respectively for professional services rendered for the audit related services pertaining to the S1 filing.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•approved by our audit committee; or

•entered into pursuant to preapproval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Currently our entire board of directors, the active members of the audit committee, preapproves all services provided by our independent auditors. The preapproval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was preapproved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered. An Audit Committee was created on January 31, 2015 to better manage the audit process and remains in place.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following financial information is filed as part of this report:

(a) (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	APT Systems, Inc. 2012 Equity Incentive Plan
4.2**	19% Convertible Note dated January 8, 2014
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Executive Officer pursuant to Section 906
32.1	Certification of Principal Executive Officer pursuant to Section 906
32.2	Certification of Principal Financial Officer pursuant to Section 906
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Schema
101.CAL XBRL	Taxonomy Calculation Linkbase
101.DEF XBRL	Taxonomy Definition Linkbase
101.LAB XBRL	Taxonomy Label Linkbase
101.PRE XBRL	Taxonomy Presentation Linkbase

In accordance with SEC Release 338238, Exhibits 32.1 and 32.2 are being furnished and not filed

*Previously filed with Form S1 Registration Statement, on May 23, 2012

** Previously filed with the Annual Report on Form 10K for the year ended January 31, 2014, on May 29, 2014

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	May 11, 2018
Glenda Dowie	Title	Date
/s/ Joseph Gagnon	Secretary, Chief Technology Officer and Director	May 11, 2018
Joseph Gagnon	Title	Date
/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	May 11, 2018
Carl Hussey	Title	Date