Form 10-K/A
period 2018-01-31
APT Systems Inc
filed 2018-05-16
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to APT Systems, Inc.’s annual report on Form 10-K for the period ended January 31, 2018, filed with the Securities and Exchange Commission on May 11, 2018 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10-K.  This Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

In accordance with SEC Release 338238, Exhibits 32.1 and 32.2 are being furnished and not filed

*Previously filed with Form S1 Registration Statement, on May 23, 2012

**Previously filed with the Annual Report on Form 10K for the year ended January 31, 2014, on May 29, 2014

***Previously filed with the Annual Report on Form 10K for the year ended January 31, 2018, on May 11, 2018

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

/s/ Glenda Dowie	President, Chief Executive Officer and Director	May 16, 2018
Glenda Dowie	Title	Date
/s/ Joseph Gagnon	Secretary, Chief Technology Officer and Director	May 16, 2018
Joseph Gagnon	Title	Date
/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	May 16, 2018
Carl Hussey	Title	Date