Form 10-Q
period 2018-04-30
APT Systems Inc
filed 2018-06-14
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2018

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

As of June 14, 2018, registrant had 322,766,191 outstanding shares of common stock.

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

ITEM 1. FINANCIAL STATEMENTS

APT Systems, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended April 30, 2018 and 2017

APT SYSTEMS, INC.
Consolidated Balance Sheets
(Unaudited)

	April 30, 2018	January 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$18,406	$46,700
Trading investments	15,785	15,122
Prepaid expenses and other current assets	4,566	5,268
Deferred offering costs	21,000	-
Total current assets	59,757	67,090

Other Assets
Software and website (net of $49,045 and $41,015 accumulated amortization, respectively)	149,247	108,777
Total other assets	149,247	108,777

Total Assets	$209,004	$175,867

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$166,421	$156,920
Accrued officer compensation	245,300	230,300
Convertible notes payable (net of discounts of $35,397 and $26,481)	340,603	229,519
Convertible notes payable - related party, current portion	26,276	26,276
Notes payable	69,699	74,699
Derivative liability	36,910	-
Total current liabilities	885,209	717,714

Total Liabilities	885,209	717,714

Series B and Series C Convertible Cumulative Preferred Stock; $0.001 par value	107,348	97,500

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 100,000,000 authorized
Preferred A stock $0.001 par value, 1,000,000 shares designated;
1,000,000 issued and outstanding as of April 30, 2018 and January 31, 2018	1,000	1,000
Common stock $0.0001 par value, 750,000,000 shares authorized;
317,724,086 shares issued and 316,837,337 shares outstanding as of April 30, 2018 and 302,724,086 shares issued and 301,837,337 outstanding as of January 31, 2018	31,773	30,273
Additional paid-in capital	2,150,271	2,135,619
Treasury Stock, 886,749 shares at cost as of April 30, 2018 and January 31, 2018	(10,000)	(10,000)
Accumulated deficit	(2,956,597)	(2,796,239)
Total Stockholders' Deficit	(783,553)	(639,347)
Total liabilities and Stockholders' Deficit	$209,004	$175,867

The accompanying notes are an integral part of these unaudited consolidated financial statements

APT SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	April 30, 2018	April 30, 2017

Revenue
E-book sales	$65	$11
Total Revenue	65	11

Cost of Revenue	-	-

Gross Profit	65	11

Operating Expenses
Amortization	8,030	5,062
Compensation to officer and directors	15,000	15,000
General and administrative	77,526	63,986
Total Operating Expenses	100,556	84,048

Net Operating Loss	(100,491)	(84,037)

Other Income (Expense)
Other income	663	103
Loss on change in derivative liability	(11,910)	-
Interest expense and amortization of debt discount	(48,620)	(6,783)
Total Other Income (Expense)	(59,867)	(6,680)

Net Loss	(160,358)	(90,717)

Dividends Applicable to Preferred Stock	(2,075)	(246)
Accretion of Preferred Stock to Redemption Values	(4,810)	-

Net Loss Applicable to Common Stockholders	$(167,243)	$(90,963)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted	311,644,541	238,566,153

The accompanying notes are an integral part of these unaudited consolidated financial statements

APT SYSTEMS, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	April 30, 2018	April 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(160,358)	$(90,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	8,030	5,062
Gain on investments	(663)	(74)
Loss on change in derivative liability	11,910	-
Amortization of debt discount	33,584	1,657
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	702	17,141
Accounts payable and accrued expenses	9,501	27,416
Accrued officer compensation	15,000	15,000
Net cash used in operating activities	(82,294)	(24,515)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in software development	(48,500)	(900)
Net cash used in investing activities	(48,500)	(900)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of loan from director	-	(5,000)
Proceeds from convertible notes and short-term notes payable	132,500	-
Payments on convertible notes payable	(25,000)	-
Payments on notes payable	(5,000)	(660)
Proceeds from issuance of common and preferred shares	-	70,000
Net cash provided by financing activities	102,500	64,340

Net change in cash and cash equivalents	(28,294)	38,925

Cash and cash equivalents at beginning of period	46,700	7,713

Cash and cash equivalents at end of period	$18,406	$46,638

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest	$11,234	$1,387
Income Taxes	$-	$-

Non-Cash Transactions
Common stock issued for stock payable	$-	$1,180
Common stock issued to settle notes payable	$5,000	$-
Payment of expenses by director	$-	$2,638
Common stock issued for deferred offering costs	$21,000	$-
Accretion of redemption value of preferred stock (Series B & Series C)	$9,848	$-
Debt discount created by derivative liability	$25,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

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

During the quarter ending April 30, 2018, the Company acquired a novelty app for $36,000. Apple deducts a 30% handling fee and there are modest marketing costs to maintain this income stream for Snapt Games. The Company analyzed the acquisition in accordance with ASC 805 and determined it to be a group of similar identifiable asset and as such is being accounted for as an asset acquisition. The Company is working on its third game app intended for release before the end of June 2018.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of April 30, 2018, the Company had cash of $18,406, insufficient revenue to meet its ongoing operating expenses, liabilities of $885,209, accumulated losses of $2,956,597 and a shareholders’ deficit of $783,553. The Company has not, as yet generated significant revenues as its key products are still under development.

The financial statements for the year ended April 30, 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

These financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three month ended April 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2018 included in our Form 10-K filed with the SEC. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

NOTE 4 - RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the CEO and President on an ongoing basis. Accrued officer compensation as of April 30, 2018 and January 31, 2018 was $245,300 and $230,300, respectively. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2019. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

NOTE 5 – SOFTWARE AND WEBSITE

The Company has software that it uses for the development of certain mobile applications. The Company recorded amortization expense of $8,030 and 18,724 for the periods ended April 30, 2018 and January 31, 2018, respectively. No impairment was recorded for the periods ended April 30, 2018 and January 31, 2018.

	April 30, 2018	January 31, 2018
Charting software	$102,705	$102,705
Ken Chart Native Apps	57,507	45,007
Website	2,080	2,080
ThemeZone	36,000	-
	198,292	149,792
Accumulated amortization	(49,045)	(41,015)
Net book value	$149,247	$108,777

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Noteholder 1

On January 8, 2014, the Company issued an unsecured convertible note to one investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000. This convertible note accrues interest at the rate of 19% per annum and is convertible at $0.0001. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently obtained a further extension to December 31, 2016. The note has been reduced to $28,500 through the sales of part of the debt to unrelated third parties in prior periods as of January 31, 2018 and April 30, 2018.

The Company is currently in discussions with the lender to further extend the maturity date. The note has been verbally extended, we are working to document the extension in writing. Until such time as that is completed the note is considered past due.

During the quarter ending January 31, 2018, the noteholder sold $5,000 of this note to an unrelated party. During the quarter ending April 30, 2018, this note was converted to 10,000,000 shares of common stock.

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

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE (continued)

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

On June 8, 2018, the Company entered into a note amendment to extend the maturity date of the note to July 7, 2018.  In addition, with the amendment, a payment of $750 was made towards the debt.

Noteholder 3

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

On February 25, 2018, due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $73,612 resulting in a discount of $25,000 on the note payable and a day one loss of $48,612. In conjunction with this derivative liability other convertible instruments were evaluated for derivative liability treatment.

During the quarter ending April 30, 2018 a payment of $35,000 was made to the debt holder with $25,000 being applied to the principal balance and the remaining to fees related to a temporary agreement to remove the conversion feature from the instrument. The fees were included in interest expense on the Statement of Operations. As of April 30, 2018 the remaining balance is convertible in accordance with the terms of the original agreement.

Noteholder 4

The Company entered into an agreement on November 14, 2017 for a new convertible note for $155,000. The note is due and payable six months from the issuance date and bears interest at 0% per annum with an original issuance discount of $25,000 plus $5,000 of legal fees due at closing. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty of 25%. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 15 trading days.

On May 14, 2018, the Company amended this agreement to extend the maturity date to July 14, 2018 and was charged a few of $11,000 that was added to the convertible note balance.

Subsequently, on May 18, 2018 the holder opted to convert $15,000 of debt into 5,928,854 shares of common stock in accordance with the terms of the extended agreement and provided its request with documents to the transfer agent on May 31, 2018.

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

As of April 30, 2018 and January 31, 2018 and 2017, $26,276 was outstanding.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE (continued)

Noteholder 6

The Company entered into an agreement with an accredited investor on April 4, 2018 for a new convertible note for $150,000. The note is due and payable twelve months from the issuance date and bears interest at 8% per annum with an original issuance discount of $15,000 plus $2,500 of legal fees due at closing. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty up to 50% depending on the timing. Also noted, after 181 days from the issuance date, the Note becomes convertible into the shares of the Company’s common stock. The conversion rate is equal to the lower of $0.006 or 55% of the market price during the previous 12 trading days.

Summary

The following table summarizes all convertible notes outstanding as of April 30, 2018 and January 31, 2018:

Holder			Carrying Value
Third Parties	Issue Date	Due Date	April 30, 2018	January 31, 2018
Noteholder 1a	1/8/2014	Past Due	$28,500	$28,500
Noteholder 1b	4/23/2015	Past Due	5,000	5,000
Noteholder 1c	11/27/2017	Past Due	-	5,000
Noteholder 2	10/2/2015	Past Due	12,500	12,500
Noteholder 3	8/28/2017	8/28/2018	25,000	50,000
Noteholder 4	11/14/2017	5/14/2018	155,000	155,000
Noteholder 6	4/4/2018	4/4/2019	150,000	-
Related Parties
Noteholder 5a	11/23/2015	12/31/2018	3,000	3,000
Noteholder 5b	12/8/2015	12/31/2018	16,121	16,121
Noteholder 5c	1/12/2016	1/31/2019	1,500	1,500
Noteholder 5d	3/10/2016	1/31/2019	2,770	2,770
Noteholder 5e	3/15/2016	1/31/2019	2,885	2,885
Total Convertible Notes Payable			402,276	282,276
Less: net discount on convertible notes payable			(35,397)	(26,481)
Less, current portion			(366,879)	(255,795)
Long term portion of convertible notes payable			$-	$-

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

Noteholder 2

On November 20, 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of January 31, 2018, we are default under the loan agreement. The note was paid back during the quarter ending April 30, 2018.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

NOTE 7 - NOTES PAYABLE (continued)

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

Noteholder 5

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of January 31, 2018, we are not in default under this loan agreement as in August 2016 we renegotiated the terms for this loan and interest payment commenced in November 2016. As of April 30, 2018 and January 31, 2018 the balance due was $3,140.

The following table summarizes all notes outstanding as of April 30, 2018 and January 31, 2018:

Holder			Carrying Value
Third Parties	Issue Date	Due Date	April 30, 2018	January 31, 2018
Noteholder 1a	8/12/2016	Past Due	$26,000	$26,000
Noteholder 1b	9/21/2016	Past Due	25,909	25,909
Noteholder 2	11/7/2014	Past Due	-	5,000
Noteholder 3a	6/17/2015	Past Due	3,000	3,000
Noteholder 3b	6/28/2015	Past Due	2,700	2,700
Noteholder 3c	9/22/2015	Past Due	1,950	1,950
Noteholder 4	6/15/2016	Past Due	7,000	7,000
Noteholder 5	8/11/2016	8/11/2018	3,140	3,140
Total Notes Payable			$69,699	$74,699

NOTE 8 - DERIVATIVE LIABILITIES

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

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

NOTE 8 - DERIVATIVE LIABILITIES (continued)

The fair value of the embedded derivatives for the note was determined using the Black-Scholes option pricing model based on the following assumptions during the three months ended April 30, 2018: (1) dividend yield of 0%, (2) expected volatility ranging from 198% - 210%, (3) risk- free interest rate ranging from 1.67 – 1.87%, (4) expected life ranging from 0.33 – .50 of a year, and (5) estimated fair value of the Company’s common stock ranging from $0.0049 - $.0095 per share. The instrument was fair valued on the date it became convertible, each conversion date and the period end date of April 30, 2018.

The table below presents the change in the fair value of the derivative liability during the three months ending April 30, 2018:

Fair value as of January 31, 2018	$-
Fair value on the date of issuance recorded as a debt discount	25,000
Fair value on the date of issuance recoded as a loss on derivatives	48,612
Gain on change in fair value of derivatives	(36,702)
Fair value as of April 30, 2018	$36,910

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

APT Systems, Inc. agrees to pay Apollo Games, Inc. the amount of $3,500 payable in the combination of $500 cash or check, $1,500 in preferred shares and $1,500 in common restricted shares of APT Systems, Inc within 30 days of completion of this purchase agreement. Apollo Games, Inc. further agrees to provide marketing and administrative support for a period not less than three months from the date of the agreement first written above at the monthly rate of $1,820 beginning on October 1, 2017. Monthly rate to be paid in the combination of 50% common shares and 50% preferred shares of APT Systems or as otherwise mutually agreed by both parties in writing. As of April 30, 2018 all amounts to be settled in shares are recorded in accounts payable as the shares have not been issued. As of April 30, 2018, $15,740 is due and will be settled with 5,140 Series B Preferred Shares and 657,543 Common Shares.

NOTE 10 - STOCKHOLDERS’ DEFICIT

Common Shares

The Company entered into an agreement with Triton Funds LLC to provide equity funding to the Company under a registered offering. The Company has asked counsel to prepare the necessary S-1 for the $600,000 funding commitment at $0.01 per share.

The Company issued 5,000,000 to Triton Fund LLC as a donation; the donation supports the initiative founded by undergraduates from the University of California, San Diego (UC San Diego) and provided a press release accordingly on April 30, 2018. The share issuance was recorded as deferred offering cost and valued at $21,000.

During the three months ending April 30, 2018 the Company issued 10,000,000 shares to settle $5,000 in convertible notes payable.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

NOTE 10 - STOCKHOLDERS’ DEFICIT (continued)

Preferred Shares

The directors signed a resolution to restructure the preferred shares and created Series B preferred shares with a par value of $0.001 and 1,000,000 shares authorized. The Series B Preferred Stock bears dividends (interest) at an annual rate of six percent (6%) payable annually and is convertible into shares of the Company’s common stock at a conversion price of 90% of the average closing sale price for the Company’s common stock for the two trading days prior to conversion. If insufficient shares are available the Company is required to redeem the shares for cash. The cash redemption price for Series B preferred shares will be face value plus 6% plus accrued dividends. The Series B Preferred Stock may be redeemed by the Company at any time prior to conversion at its face amount plus accrued but unpaid dividends. The Series B Preferred Stock has a liquidation preference equal to the greater of (a) the value of the common shares into which it could be converted or (b) its face amount plus accrued but unpaid dividends. The Series B Preferred Stock is without voting rights except as required by the Delaware General Corporation Law.

During the quarter ending April 30, 2018, the directors signed a resolution to restructure the preferred shares and created Series C preferred shares with a par value of $0.001 and 750,000 shares authorized. The Series C Preferred Stock bears dividends (interest) at an annual rate of twelve percent (12%) payable annually and is convertible into shares of the Company’s common stock at a conversion price of 70% of the average closing sale price for the Company’s common stock for the two trading days prior to conversion. If insufficient shares are available the Company is required to redeem the shares for cash. The cash redemption price for Series C preferred shares will be face value plus 12% plus accrued dividends. The Series C Preferred Stock may be redeemed by the Company at any time prior to conversion at its face amount plus accrued but unpaid dividends. The Series C Preferred Stock has a liquidation preference equal to the greater of (a) the value of the common shares into which it could be converted or (b) its face amount plus accrued but unpaid dividends. The Series C Preferred Stock is without voting rights except as required by the Delaware General Corporation Law.

The Series C designation was officially filed with the State of Delaware on June 12, 2018.

As of January 31, 2018 the Company sold 65,000 shares of Series B preferred shares and 32,500 shares of Series C preferred shares all at $1 per share. No shares were sold during the quarter ending April 30, 2018.

For the three months ended April 30, 2018 and 2017, total dividends applicable to Series B and C Preferred Stock was $2,075 and 246, respectively. The Company did not declare or pay any dividends in fiscal 2019. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $5,038 as of April 30, 2018.

For the three months ended April 30, 2018, the carrying value of the Series B and Series C was increased $7,256 and $2,592, respectively to reflect the possible cash redemption value to reflect accrued dividends (even if undeclared) and the cash redemption premium. The carrying value of the Series B preferred shares was $72,256 and $65,000 as of April 30, 2018 and January 31, 2018.  The carrying value of the Series C preferred shares was $35,092 and $32,500 as of April 30, 2018 and January 31, 2018.

The Company evaluated the Series B and C Preferred Stock and concluded that the redemption features qualify for temporary equity presentation in accordance with ASC 480-10-S99.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non- statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of April 30, 2018 no options have been issued under this Plan.

NOTE 11 - SUBSEQUENT EVENTS

The Company entered into a letter of intent to acquire a large active games portfolio on October 31, 2017 for its subsidiary Snapt Games Inc, sending out a press release at that time. The discussions continued as did due diligence. In order to facilitate the funding of acquisitions, the company provided a nominal deposit as it organized the financing. The deal is on hold as of the end of April, the seller was not satisfied with the timing and the splitting of down payment into two payments being made 30 days apart. The Company is looking for additional options to raise the lump sum demanded for the immediate future.

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

In our third quarter, the company launched a wholly owned Delaware subsidiary named Snapt Games, Inc. on August 4, 2017. Management admires graphic techniques used in the gaming industry and wants to selectively introduce these to its charting tools and trading platforms. The company acquired its first game app for $3,500, rebranded it Chick Chick Boom and then in September released the app worldwide in both Apple and Android app stores. In November, the company formally launched its second ‘swipe three’ game called Hogg Wild. The next game to be launched is Candy Chef and will be out before this summer.

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

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the CEO and President on an ongoing basis. Accrued officer compensation as of April 30, 2018 and January 31, 2018 was $245,300 and $230,300, respectively. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2019. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

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

Research and Development

We have incurred minimal cost in the fiscal years ended April 30, 2018 and 2017, respectively, on research and development of our website and mobile applications that was included as part of consulting services incurred to date. We plan to spend further funds on research and development activities in the future as the development of our software applications continue if we are able to raise the necessary funding.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues.

For the Three Ended April 30, 2018 Compared to the Three Months Ended April 30, 2017

Revenue

The Company generated $0 in consulting revenue in during the three months ended April 30, 2018 and 2017. Revenue from e-books sales were $65 and $11, respectively, for the three month periods ended April 30, 2018 and 2017, respectively. As a startup company, we have generated only nominal revenue.

Operating Expenses

Operating expenses were $100,556 for the three month period ended April 30, 2018 compared to $84,038 for the three month period ended April 30, 2017, which is an increase of $16,508. The increase in operating expenses for the three months ended April 30, 2018 as compared to the three months ended April 30, 2017 was due primarily to an increase in professional fees.

Operating Loss

We incurred an operating loss of $100,491 and $84,037 for the three months ended April 30, 2018 and 2017, respectively. The increase of $16,454 or 20% is due to the factors described above.

Other Income (Expense)

The most significant component of Other Income (Expense) is related to interest expense related to notes payables.

Net Loss

The Company incurred a net loss of $160,358 for the three months ended April 30, 2018 compared to a net loss of $90,717 for the three months ended April 30, 2017, an increase of $69,641 or 77% due to the factors discussed above.

Cash flow information for the three months ended April 30, 2018 is compared to the three months ended April 30, 2017

As of April 30, 2018, the Company had cash of $18,406, insufficient revenue to meet its ongoing operating expenses, and liabilities of $885,209 accumulated losses of $2,956,597 and a shareholders’ deficit of $783,553.

The unaudited financial statements for the three months ended April 30, 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $82,294 for the three month period ended April 30, 2018. This compares to net cash used for operating activities of $24,515 for the three month period ended April 30, 2017. In both periods our negative cash flow from operations is the result of insufficient revenue and profits to offset ongoing operating expenses.

Cash flows used in investing activities were at $48,500 and $900 for the three month periods ended April 30, 2018 and 2017 arising from software development.

Cash flows provided by financing activities were $102,500 for the three month period ended April 30, 2018 which compares to cash flows provided by financing activities of $64,340 for the three month period ended April 30, 2017. During the three months ended April 30, 2018 we received $132,500 of cash proceeds from the issuance of convertible notes payable. During the same period we made payments of $30,000 to pay down Notes Payable and Convertible Notes Payable. By comparison, during the three months ended April 30, 2017, we made repayments to a director in the amount of $5,000, received $70,000 from the issuance of common and preferred shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of April 30, 2018, we had cash and cash equivalents of $18,406.

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

Plan of Operation

Our business plan is to attract additional capital and sufficient product sales and provide services within our present organizational structure and resources, to become profitable in our operations.

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

Consulting Services

During the three months ended April 30, 2018, the Company did not provide technical writing and computer assisted design services to other startups. This revenue source diminished as anticipated and is $0 for the quarter ending April 30, 2018.

Seasonality

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of April 30, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2018. Based on this assessment, management believes that as of April 30, 2018, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

•Lack of appropriate segregation of duties;

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three month periods ended April 30, 2018 and 2017, there were no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results and none are threatened or pending to the best of our knowledge.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 3. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock

The Company issued 5,000,000 to Triton Fund LLC as a donation; the donation supports the initiative founded by undergraduates from the University of California, San Diego (UC San Diego) and provided a press release accordingly on April 30, 2018. The share issuance was recorded as deferred offering costs and valued at $21,000.

During the three months ending April 30, 2018 the Company issued 10,000,000 shares to settle $5,000 in convertible notes payable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended April 30, 2018, there were no purchases of equity securities by the Company and affiliated purchasers.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of April 30, 2018, no options have been issued under this Plan.

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

 * Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2018.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	June 14, 2018
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	June 14, 2018
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	June 14, 2018
Carl Hussey	Title	Date