Form 10-Q
period 2018-07-31
APT Systems Inc
filed 2018-09-19
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2018

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

As of September 14, 2018, registrant had 349,641,714 outstanding shares of common stock.

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

ITEM 1. FINANCIAL STATEMENTS

APT Systems, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months ended July 31, 2018 and 2017

(unaudited)

APT SYSTEMS, INC.
Consolidated Balance Sheets
(Unaudited)

	July 31, 2018	January 31, 2018
ASSETS

Current Assets
Cash and cash equivalents	$9,388	$46,700
Accounts receivable	326	-
Trading investments	16,986	15,122
Prepaid expenses and other current assets	3,056	5,268
Deferred offering costs	21,000	-
Total current assets	50,756	67,090

Other Assets
Software and website (net of $60,356 and $41,015 accumulated amortization respectively)	140,016	108,777
Total other assets	140,016	108,777

Total Assets	$190,772	$175,867

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$423,554	$156,920
Accrued officer compensation	260,300	230,300
Convertible notes payable (net of discounts of $26,291 and $26,481)	456,459	229,519
Convertible notes payable - related party, current portion	26,276	26,276
Notes payable	69,699	74,699
Derivative liability	449,691	-
Total current liabilities	1,685,979	717,714

Total Liabilities	1,685,979	717,714

Preferred B 6% Convertible Cumulative stock $0.001 par value, 1,000,000 shares authorized; 65,000 shares and 65,000 shares issued and outstanding as of July 31, 2018 and January 31, 2018, respectively	73,594	65,000

Preferred C 12% Convertible Cumulative stock $0.001 par value, 750,000 shares authorized; 32,500 shares and 32,500 shares issued and outstanding as of July 31, 2018 and January 31, 2018, respectively	37,058	32,500

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 100,000,000 authorized
Preferred A stock $0.001 par value, 1,000,000 shares designated;
1,000,000 issued and outstanding as of July 31, 2018 and January 31, 2018	1,000	1,000
Common stock $0.0001 par value, 750,000,000 shares authorized;
323,652,940 shares issued and 322,766,191 shares outstanding as of July 31, 2018 and 302,724,086 shares issued and 301,837,337 outstanding as of January 31, 2018	32,365	30,273
Additional paid-in capital	2,178,865	2,135,619
Treasury Stock, 886,749 shares at cost as of July 31, 2018 and January 31, 2018	(10,000)	(10,000)
Accumulated deficit	(3,808,089)	(2,796,239)
Total Stockholders' Deficit	(1,605,859)	(639,347)

Total liabilities and Stockholders' Deficit	$190,772	$175,867

The accompanying notes are an integral part of these unaudited consolidated financial statements

APT SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017

Revenue	$7,119	$-	$7,184	$11

Cost of Revenue	-	-	-	-
Gross Profit	7,119	-	7,184	11

Operating Expenses
Amortization	9,231	4,555	17,261	9,617
Compensation to officer and directors	15,000	883,654	30,000	898,654
General and administrative	364,315	48,351	441,841	112,337
Total Operating Expenses	388,546	936,560	489,102	1,020,608
Net Operating Loss	(381,427)	(936,560)	(481,918)	(1,020,597)

Other Income (Expense)
Other income	1,201	268	1,864	371
Loss on change in derivative liability	(413,771)	-	(425,681)	-
Loss on settlement or modification of notes and accounts payable	(16,500)	(73,497)	(16,500)	(73,497)
Interest expense and amortization of debt discount	(40,995)	(18,537)	(89,615)	(25,320)
Total Other Income (Expense)	(470,065)	(91,766)	(529,932)	(98,446)
Net Loss	(851,492)	(1,028,326)	(1,011,850)	(1,119,043)

Dividends Applicable to Preferred Stock	(4,929)	(609)	(7,004)	(855)
Accretion of Preferred Stock to Redemption Values	(1,339)	-	(6,149)	-

Net Loss Applicable to Common Stockholders	$(857,760)	$(1,028,935)	$(1,025,003)	$(1,119,898)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted	322,492,947	273,091,966	317,189,282	255,987,704

The accompanying notes are an integral part of these unaudited consolidated financial statements

APT SYSTEMS, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	July 31, 2018	July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,011,850)	$(1,119,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	17,261	9,617
Gain on investments	(1,864)	(343)
Loss on change in derivative liability	425,681	-
Amortization of debt discount	65,190	5,108
Loss on settlement or modification of notes and accounts payable	16,500	73,497
Stock issued for consulting services	-	868,654
Changes in operating assets and liabilities:
Accounts receivable	(326)	-
Prepaid expenses and other current assets	2,212	17,141
Accounts payable and accrued expenses	266,634	30,772
Accrued officer compensation	30,000	30,000
Net cash used in operating activities	(190,562)	(84,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in software development	(48,500)	(20,007)
Net cash used in investing activities	(48,500)	(20,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan from director	-	(5,000)
Issuance of convertible notes and short-term notes payable	-	50,000
Proceeds from convertible notes and short-term notes payable	232,500	-
Payments on convertible notes payable	(25,750)	(26,500)
Payments on notes payable	(5,000)	(1,320)
Proceeds from issuance of common and preferred shares	-	105,000
Net cash provided by financing activities	201,750	122,180

Net change in cash and cash equivalents	(37,312)	17,576

Cash and cash equivalents at beginning of period	46,700	7,713

Cash and cash equivalents at end of period	$9,388	$25,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for :
Interest	$14,057	$11,538
Income Taxes	$-	$-

Non-Cash Transactions
Common stock issued for stock payable	$-	$1,180
Common stock issued to settle notes payable	$20,000	$25,000
Payment of expenses by director	$-	$5,095
Common stock issued for deferred offering costs	$21,000	$-
Accretion of dividend and redemption value of preferred stock (Series B & Series C)	$13,152	$-
Settlement of derivative liability	$17,490	$-
Debt discount created by derivative liability	$41,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

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

During the quarter ended April 30, 2018, the Company acquired a novelty app for $36,000. Apple deducts a 30% handling fee and there are modest marketing costs to maintain this income stream for Snapt Games. The Company analyzed the acquisition in accordance with ASC 805 and determined it to be a group of similar identifiable asset and as such is being accounted for as an asset acquisition. The Company has completed initial work on its third game app and its Candy Chefs game was released on June 28, 2018.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of July 31, 2018, the Company had cash of $9,388, insufficient revenue to meet its ongoing operating expenses, liabilities of $1,685,979, accumulated losses of $3,808,089 and a shareholders’ deficit of $1,605,859. The Company has not, as yet generated significant revenues as its key products are still under development.

The financial statements for the period ended July 31, 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

These financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended July 31, 2018 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2018 included in our Form 10-K filed with the SEC. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements

Compensation—Stock Compensation: On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company elected to early adopt this standard in the second quarter of fiscal 2019. The adoption had no impact on the Company’s historic financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

NOTE 4 - RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the CEO and President on an ongoing basis. Accrued officer compensation as of July 31, 2018 and January 31, 2018 was $260,300 and $230,300, respectively. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2019. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

NOTE 5 – SOFTWARE AND WEBSITE

The Company has software that it uses for the development of certain mobile applications. The Company recorded amortization expense of $17,261 and $9,617 for the six months ended July 31, 2018 and 2017, respectively. No impairment was recorded for the periods ended July 31, 2018 and January 31, 2018.

	July 31, 2018	January 31, 2018
Charting software	$102,705	$102,705
Ken Chart Native Apps	57,507	45,007
Website	2,080	2,080
ThemeZone	36,000	-
	198,292	149,792
Accumulated amortization	(58,276)	(41,015)
Net book value	$140,016	$108,777

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Noteholder 1

On January 8, 2014, the Company issued an unsecured convertible note to one investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000. This convertible note accrues interest at the rate of 19% per annum and is convertible at $0.0001. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently obtained a further extension to December 31, 2016. The note has been reduced to $28,500 through the sales of part of the debt to unrelated third parties in prior periods as of January 31, 2018 and July 31, 2018.

The Company is currently in discussions with the lender to further extend the maturity date. The note has been verbally extended, we are working to document the extension in writing. Until such time as that is completed the note is considered past due.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE (CONTINUED)

During the quarter ended January 31, 2018, the noteholder sold $5,000 of this note to an unrelated party. During the quarter ended April 30, 2018, this note was converted to 10,000,000 shares of common stock.

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

During the six months ended July 31, 2018, a payment of $750 was made on the note bringing the balance down to $11,750.

Noteholder 3

On August 28, 2017, the Company received proceeds of $44,500 related to a convertible note payable of $50,000. The note is due and payable twelve months from the issuance date and bears interest at 8% per annum with an original issuance discount of $5,500. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a scaled penalty ranging from 10% to 35% depending on the repayment date. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 55% of the market price during the previous 10 trading days.

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

During the quarter ended April 30, 2018, a payment of $35,000 was made to the debt holder with $25,000 being applied to the principal balance and the remaining to fees related to a temporary agreement to remove the conversion feature from the instrument. The fees were included in interest expense on the Statement of Operations. As of July 31, 2018 the remaining balance is convertible in accordance with the terms of the original agreement.

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

On May 14, 2018, the Company amended this agreement to extend the maturity date to July 14, 2018 and was charged $11,000. On July 14, 2018, the Company amended this agreement to extend the maturity date to August 14, 2018 and was charged $5,500. Each of these extension fees were charged to loss on modification of convertible notes payable.

On May 14, 2018, the note holder converted $15,000 of the note into 5,928,854 shares of stock in accordance with the conversion terms. As a result of the conversion $17,490 of the derivative liability was reclassified to additional paid in capital.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE (CONTINUED)

On May 14, 2018, due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $384,016 and recorded as a day one loss due to the note being fully matured. The conversion features related to the increase in the principal balances of $11,000 and $5,500 were also bifurcated from the note and recorded as a derivative liability. Related to the May 14, 2018 amendment, the day one derivative liability was $17,808 resulting in a discount of $11,000 on the note payable and a day one loss of $6,808. Related to the July 14, 2018 amendment, the day one derivative liability was $5,970 resulting in a discount of $5,500 on the note payable and a day one loss of $470.

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

As of July 31, 2018 and January 31, 2018 and 2017, $26,276 was outstanding.

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

Noteholder 7

The Company entered into an agreement on May 18, 2018 for a new convertible note for $43,000 and received cash proceeds of $40,000. The note is due and payable on February 28, 2019 and bears interest at 8% per annum. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty up to 42% depending on when it is prepaid. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to the greater of 58% of the average of the two lowest trading prices during the previous 15 trading days or $0.00008.

The Company entered into an additional agreement with this party on June 15, 2018 for a new convertible note for $63,000 and received cash proceeds of $60,000. The note is due and payable on March 30, 2019 from the issuance date and bears interest at 8% per annum. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty up to 42% depending on when it is prepaid. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 58% of the average of the two lowest trading prices during the previous 15 trading days.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

NOTE 6 - CONVERTIBLE NOTE PAYABLE (CONTINUED)

Summary

The following table summarizes all convertible notes outstanding as of July 31, 2018 and January 31, 2018:

Holder			Carrying Value
Third Parties	Issue Date	Due Date	July 31, 2018	January 31, 2018
Noteholder 1a	1/8/2014	Past Due	$28,500	$28,500
Noteholder 1b	4/23/2015	Past Due	5,000	5,000
Noteholder 1c	11/27/2017	Past Due	-	5,000
Noteholder 2	10/2/2015	Past Due	11,750	12,500
Noteholder 3	8/28/2017	8/28/2018	25,000	50,000
Noteholder 4	11/14/2017	8/14/2018	156,500	155,000
Noteholder 6	4/4/2018	4/4/2019	150,000	-
Noteholder 7a	5/18/2018	2/28/2019	43,000	-
Noteholder 7b	6/15/2018	3/30/2019	63,000	-
Related Parties
Noteholder 5a	11/23/2015	12/31/2018	3,000	3,000
Noteholder 5b	12/8/2015	12/31/2018	16,121	16,121
Noteholder 5c	1/12/2016	1/31/2019	1,500	1,500
Noteholder 5d	3/10/2016	1/31/2019	2,770	2,770
Noteholder 5e	3/15/2016	1/31/2019	2,885	2,885

Total Convertible Notes Payable			509,026	282,276
Less: net discount on convertible notes payable			(26,291)	(26,481)
Less, current portion			(482,735)	(255,795)
Long term portion of convertible notes payable			$-	$-

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

Noteholder 2

On November 20, 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of January 31, 2018, we are default under the loan agreement. The principle of the note was paid back during the quarter ending April 30, 2018 and accrued interest was repaid during the quarter ended July 31, 2018. Interest adjustments of $ 246.64 were paid in September. The lender continues to demand additional payments, in an amount not to exceed $2,000, which remains in dispute.

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

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

NOTE 7 - NOTES PAYABLE (CONTINUED)

Noteholder 4

One of the trader agreements included monthly compensation and to this end, part of the fees were paid in cash and then part of the fees were offset with a non-convertible note for $7,000 that was payable on or before June of 2017. The note was not paid and is now considered past due.

Noteholder 5

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of January 31, 2018, we are not in default under this loan agreement as in August 2016 we renegotiated the terms for this loan and interest payment commenced in November 2016. As of July 31, 2018 and January 31, 2018 the balance due was $3,140. The note was not paid and is now considered past due.

The following table summarizes all notes outstanding as of July 31, 2018 and January 31, 2018:

Holder			Carrying Value
Third Parties	Issue Date	Due Date	July 31, 2018	January 31, 2018
Noteholder 1a	8/12/2016	Past Due	$26,000	$26,000
Noteholder 1b	9/21/2016	Past Due	25,909	25,909
Noteholder 2	11/7/2014	Past Due	-	5,000
Noteholder 3a	6/17/2015	Past Due	3,000	3,000
Noteholder 3b	6/28/2015	Past Due	2,700	2,700
Noteholder 3c	9/22/2015	Past Due	1,950	1,950
Noteholder 4	6/15/2016	Past Due	7,000	7,000
Noteholder 5	8/11/2016	Past Due	3,140	3,140

Total Notes Payable			$69,699	$74,699

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

The fair value of the embedded derivatives for the note was determined using the Black-Scholes option pricing model based on the following assumptions during the six months ended July 31, 2018: (1) dividend yield of 0%, (2) expected volatility ranging from 147% - 273%, (3) risk- free interest rate ranging from 1.67 – 1.94%, (4) expected life ranging from 0.04 – .50 of a year, and (5) estimated fair value of the Company’s common stock ranging from $0.0049 - $.0095 per share. The instrument was fair valued on the date it became convertible, each conversion date and the period end date of July 31, 2018.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

NOTE 8 - DERIVATIVE LIABILITIES (CONTINUED)

The table below presents the change in the fair value of the derivative liability during the six months ending July 31, 2018:

Fair value as of January 31, 2018	$-
Fair value on the date of issuance recorded as a debt discount	41,500
Fair value on the date of issuance recorded as a loss on derivatives	439,906
Settlement of derivative liability	(17,490)
Gain on change in fair value of derivatives	(14,225)
Fair value as of July 31, 2018	$449,691

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

APT Systems, Inc. agrees to pay Apollo Games, Inc. the amount of $3,500 payable in the combination of $500 cash or check, $1,500 in preferred shares and $1,500 in common restricted shares of APT Systems, Inc within 30 days of completion of this purchase agreement. Apollo Games, Inc. further agrees to provide marketing and administrative support for a period not less than three months from the date of the agreement first written above at the monthly rate of $1,820 beginning on October 1, 2017. Monthly rate to be paid in the combination of 50% common shares and 50% preferred shares of APT Systems or as otherwise mutually agreed by both parties in writing. As of July 31, 2018 all amounts to be settled in shares are recorded in accounts payable as the shares have not been issued. As of July 31, 2018, $21,200 is due and will be settled with 10,600 Series B Preferred Shares and 1,562,651 Common Shares.

In June 2018 the Company entered into an agreement with a consultant who is to provide strategic advice. The agreement is for an initial term of six months with a total fee of 15,000,000 shares of common stock. As of July 31, 2018 the shares have not been issued. As of July 31, 2018 the Company recorded $26,000 to accounts payable related to this agreement.

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

During the three months ending July 31, 2018 the Company issued 5,928,854 shares to settle $15,000 in convertible notes payable.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

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

As of January 31, 2018 the Company sold 65,000 shares of Series B preferred shares and 32,500 shares of Series C preferred shares all at $1 per share. No shares were sold during the six months ended July 31, 2018.

For the six months ended July 31, 2018 and 2017, total dividends applicable to Series B and C Preferred Stock was $4,724 and 2,279, respectively. The Company did not declare or pay any dividends in fiscal 2019. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $7,004 as of July 31, 2018.

For the six months ended July 31, 2018, the carrying value of the Series B and Series C was increased $8,594 and $4,558, respectively to reflect the possible cash redemption value to reflect accrued dividends (even if undeclared) and the cash redemption premium. The carrying value of the Series B preferred shares was $73,594 and $65,000 as of July 31, 2018 and January 31, 2018. The carrying value of the Series C preferred shares was $37,058 and $32,500 as of July 31, 2018 and January 31, 2018.

The Company evaluated the Series B and C Preferred Stock and concluded that the redemption features qualify for temporary equity presentation in accordance with ASC 480-10-S99.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non- statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of July 31, 2018 no options have been issued under this Plan.

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

NOTE 11 - SUBSEQUENT EVENTS

Conversion notices were filed on August 2, 2018, August 17, 2018 and September 4, 2018 in the amount to $15,000 each where the company issued 6,993,007, 4,702,194 and 4,470,939 common shares respectively reducing the total amount of loan to $114,000. This investor extended the note until October 14, 2018.

A conversion dated August 8, 2018 that was filed to convert part of $17,875 due under a note that was dated August 23, 2017 into 6,500,000 common shares. Additional conversion was submitted on same loan on August 24 and 3,322,634 shares were issued.

On August 22, 2018 the Company sent an Amendment to the APT SYSTEMS 10B-18 STOCK REPURCHASE PLAN. The company (Apt Systems Inc) and the broker dealer (Wilson Davis and Co. Inc) agreed to suspend the stock repurchase plan until 12/1/2018. This amendment was voluntarily entered into by both parties. The company intends to return shares currently in the account to Treasury.

On August 28, 2018 the company accepted two additional loans for combined total of $50,000 from two individual investors. The notes are due and payable twelve months from the issuance date and bears interest at 8% per annum with no original issuance discount but includes $1,000 of legal fees due at closing. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty up to 30%. The Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to the 70% of the lowest trading price the five trading days prior to conversion.

On August 28, 2018 the company entered into an advertising agreement with Cicero Consulting Group for a combination of payments including $75,000 note and issuance of $75,000 worth of preferred shares. The note is due six months following issuance and carries an interest rate of 8%.  The note is convertible at any time at a 30% discount to the market based on the lowest trading price in the five days prior to conversion.

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

APT Systems, Inc. was incorporated in the State of Delaware on October 29, 2010. APT is a Fintech company that specializes in the creation of innovative financial platforms. We are focusing on the mobile device market where we intend to develop trading systems and publish custom technical analysis indicators for in-house use and licensing to third parties. In order to advance itself, APT Systems recently published KenCharts for the handheld market to test its mobile development choices and business plan. We are focusing our early attention on the charting software we own and rewriting the code to provide a native chart app for both iOS and Android platforms. This charting tool and the charts that it produces can be configured to the user’s preferred view such as a line chart or candlestick, and the user is able to adjust the chart indicators and intervals as desired. We plan to utilize delayed time feed initially and later, real time data networks for our subscription revenue model. Along with great graphic techniques, we will provide solutions that can speak to the mobile needs demanded by the next generation of equity and commodity traders. However, these tools can be invigorated with leading edge gaming graphics and networking technology to become fully interactive trading-assistance software within a vetted ecosystem.

We work to identify prospective acquisition opportunities with existing cash flow and then continue with due diligence efforts that will and do include testing software performance. We expect negotiations to result in purchases and recently included the lifestyle app Themezone providing dynamic live wallpapers for a downloading fee.

The Company has not as yet generated substantial sales revenues as many of its key products are still under development but our first charting app was released in January for iOS and the Android version launched in June. Snapt Games Inc, wholly owned subsidiary, acquired the ThemeZone app in April and launched its Candy Chefs games in June (both have a download fee). Start-up operations to date have consisted of the formation of the Company, development of its business plan, identification of its target market, naming its trading software Intuitrader, incorporating subsidiaries and expanded research towards the development of its platform software. However, the company was able to engage in selling advertising in apps, obtaining download revenues, eBook sales, and testing its trading strategies in a limited fashion that all contributed modest revenues for this quarter.

We have not been subject to any bankruptcy, receivership or similar proceeding to date.

In our third quarter, the company launched a wholly owned Delaware subsidiary named Snapt Games, Inc. on August 4, 2017. Management admires graphic techniques used in the gaming industry and wants to selectively introduce these to its charting tools and trading platforms. The company acquired its first game app for $3,500, rebranded it Chick Chick Boom and then in September released the app worldwide in both Apple and Android app stores. In November, the company formally launched its second ‘swipe three’ game called Hogg Wild. The next game recently launched is Candy Chef and was out before the summer.

On September 9, 2017, the Company formed and incorporated a second wholly owned subsidiary named RCPS Management, Inc. in Colorado. This company will concentrate on the development of payment and escrow systems under the brand Verifundr. The technical documentation is completed and the company is ready to begin building this platform that will employ Blockchain to build its escrow contracts. The company became a member of the Enterprise Ethereum Alliance last November. The Company continues to explore blockchain technology and cryptocoins, SperaSM, our stable coin pegged to the US dollar. The Company intends to have Spera coin built by MLG Blackchain but requires further testing and payments, which are not yet completed, before it can be released as a beta product.

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

Our mailing address is in an executive suite facility at 505 Montgomery Street, 11th Floor, San Francisco, CA 94111 which also provides office services, computer access and meeting space on demand. We consider this current executive office space with on-demand offices is an arrangement adequate for our current operations and will reassess our needs quarterly based upon the future growth of the Company. Our fiscal year end is January 31st.

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

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the CEO and President on an ongoing basis. Accrued officer compensation as of July 31, 2018 and January 31, 2018 was $260,300 and $230,300, respectively. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2019. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

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

Research and Development

We have incurred minimal cost in the fiscal years ended July 31, 2018 and 2017, respectively, on research and development of our website and mobile applications that was included as part of consulting services incurred to date. We plan to spend further funds on research and development activities in the future as the development of our software applications continue if we are able to raise the necessary funding.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

Results of Operations

We have little operating history upon which to evaluate our intended business and sales. In addition, we have a history of losses. Our activities have been directed at developing our business plans as to eventually generate significant revenues while marketing gaming and lifestyle apps inside of Snapt Games.

For the Three Months Ended July 31, 2018 Compared to the Three Months Ended July 31, 2017

Revenue

The Company generated $7,119 in Games revenue during the three months ended July 31, 2018 compared to $0 in 2017.

Operating Expenses

Operating expenses were $388,546 for the three month period ended July 31, 2018 compared to $936,560 for the three month period ended July 31, 2017, which is a decrease of $548,014. The decrease in operating expenses for the three months ended July 31, 2018 as compared to the three Months ended July 31, 2017 was due primarily to a decrease in one time compensation to officers and directors related to a stock grant.

Operating Loss

We incurred an operating loss of $381,427 and $936,560 for the three months ended July 31, 2018 and 2017, respectively. The decrease of $555,133 is due to the factors described above.

Other Income (Expense)

Other Income (Expense) for the three months ended July 31, 2018 totaled ($470,065) compared to ($91,766) for the three months ended July 31, 2017. The increase in Other Expenses of $378,299 was mainly attributed to a loss in change of derivative liabilities.

Net Loss

The Company incurred a net loss of $851,492 for the three months ended July 31, 2018 compared to a net loss of $1,028,326 for the three months ended July 31, 2017, a decrease of $176,834 due to the factors discussed above.

For the Six Months Ended July 31, 2018 Compared to the Six Months Ended July 31, 2017

Revenue

The Company generated $7,184 in App revenue during the six months ended July 31, 2018 compared to $11 in 2017.

Operating Expenses

Operating expenses were $489,102 for the six month period ended July 31, 2018 compared to $1,020,608 for the six month period ended July 31, 2017, which is a decrease of $531,506. The decrease in operating expenses for the six months ended July 31, 2018 as compared to the six Months ended July 31, 2017 was due primarily to a decrease in one time compensation to officers and directors related to a stock grant.

Operating Loss

We incurred an operating loss of $481,918 and $1,020,597 for the six months ended July 31, 2018 and 2017, respectively. The decrease of $538,679 is due to the factors described above.

Other Income (Expense)

Other Income (Expense) for the six months ended July 31, 2018 totaled ($529,932) compared to ($98,446) for the six months ended July 31, 2017. The increase in Other Expenses of $431,486 was mainly attributed to a loss in change of derivative liabilities.

Net Loss

The Company incurred a net loss of $1,011,850 for the six months ended July 31, 2018 compared to a net loss of $1,119,043 for the six months ended July 31, 2017, a decrease of $107,193 due to the factors discussed above.

Cash flow information for the Six Months ended July 31, 2018 compared to the Six Months ended July 31, 2017

As of July 31, 2018, the Company had cash of $9,388, insufficient revenue to meet its ongoing operating expenses, and liabilities of $1,685,979 accumulated losses of $3,808,089 and a shareholders’ deficit of $1,605,859.

The unaudited financial statements for the Six Months ended July 31, 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $190,562 for the six month period ended July 31, 2018. This compares to net cash used for operating activities of $84,597 for the six month period ended July 31, 2017. In both periods our negative cash flow from operations is the result of insufficient revenue and profits to offset ongoing operating expenses.

Cash flows used in investing activities were at $48,500 and $20,007 for the six month periods ended July 31, 2018 and 2017 arising from software development.

Cash flows provided by financing activities were $201,750 for the six month period ended July 31, 2018 which compares to cash flows provided by financing activities of $122,180 for the six month period ended July 31, 2017. During the Six Months ended July 31, 2018 we received $232,500 of cash proceeds from the issuance of convertible notes payable. During the same period we made payments of $30,750 to pay down Notes Payable and Convertible Notes Payable. By comparison, during the Six Months ended July 31, 2017, we made repayments to a director in the amount of $5,000, received $105,000 from the issuance of common and preferred shares, received $50,000 from issuance of convertible notes and made payments of $27,820 to pay down Notes Payable and Convertible Notes Payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of July 31, 2018, we had cash and cash equivalents of $9,388.

Over the next twelve months we do expect some material capital costs to develop operations. Our estimated operating costs of $655,000 will be used for operations and reporting, but will be used to pay salaries as deemed reasonable by management.

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

Consulting Services

During the Six Months ended July 31, 2018, the Company no longer provides technical writing and computer assisted design services to other startups. This revenue source diminished as was anticipated and is $0 for the quarter ending July 31, 2018.

Seasonality

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. Based on this assessment, management believes that as of July 31, 2018, our internal control over financial reporting was not effective based on those criteria.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the six month periods ended July 31, 2018 and 2017, there was one legal proceeding, to which we are a party, which would not have a material adverse effect on our business, financial condition or operating results and none other are threatened or pending to the best of our knowledge.

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

Conversion notice was filed on May 31, 2018, in the amount of $15,000 each where the company issued 5,928,894 shares, This investor subsequently extended the note until October 14, 2018.

During the three months ending April 30, 2018 the Company issued 10,000,000 shares to settle $5,000 in convertible notes payable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended July 31, 2018, there were no purchases of equity securities by the Company and affiliated purchasers.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of July 31, 2018, no options have been issued under this Plan.

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

ITEM 8. EXHIBITS

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

* Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 19, 2018.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	September 19, 2018
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	September 19, 2018
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	September 19, 2018
Carl Hussey	Title	Date