Form 10-Q
period 2018-10-31
APT Systems Inc
filed 2018-12-21
CIK 1543739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2018

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

As of December 19, 2018, registrant had 419,717,730 outstanding shares of common stock.

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

ITEM 1. FINANCIAL STATEMENTS

APT Systems, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended October 31, 2018 and 2017

(unaudited)

TABLE OF CONTENTS

Page

Consolidated Balance Sheets1

Consolidated Statements of Operations2

Consolidated Statements of Cash Flows3

Notes to Consolidated Financial Statements4

APT SYSTEMS, INC.
Consolidated Balance Sheets
(Unaudited)

	October 31, 2018	January 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$19,447	$46,700
Trading investments	17,715	15,122
Prepaid expenses and other current assets	28,507	5,268
Deferred offering costs	21,000	-
Total current assets	86,669	67,090

Other Assets
Software and website (net of $67,506 and $41,015 accumulated amortization respectively)	130,786	108,777
Total other assets	130,786	108,777

Total Assets	$217,455	$175,867

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$497,643	$156,920
Accrued officer compensation	275,300	230,300
Convertible notes payable (net of discounts of $95,458 and $26,481)	430,792	229,519
Convertible notes payable - related party, current portion	26,276	26,276
Notes payable	69,699	74,699
Derivative liability	326,541	-
Total current liabilities	1,626,251	717,714

Total Liabilities	1,626,251	717,714

Preferred B 6% Convertible Cumulative stock $0.001 par value, 1,000,000 shares authorized; 65,000 shares and 65,000 shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively	74,607	65,000

Preferred C 12% Convertible Cumulative stock $0.001 par value, 750,000 shares authorized; 107,500 shares and 32,500 shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively	42,378	32,500

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 100,000,000 authorized
Preferred A stock $0.001 par value, 1,000,000 shares designated;
1,000,000 issued and outstanding as of October 31, 2018 and January 31, 2018	1,000	1,000
Common stock $0.0001 par value, 750,000,000 shares authorized;
380,072,891 shares issued and 379,186,142 shares outstanding as of October 31, 2018 and 302,724,086 shares issued and 301,837,337 outstanding as of January 31, 2018	38,007	30,273
Additional paid-in capital	2,557,858	2,135,619
Treasury Stock, 886,749 shares at cost as of October 31, 2018 and January 31, 2018	(10,000)	(10,000)
Accumulated deficit	(4,112,646)	(2,796,239)
Total Stockholders' Deficit	(1,525,781)	(639,347)

Total liabilities and Stockholders' Deficit	$217,455	$175,867

The accompanying notes are an integral part of these unaudited consolidated financial statements

APT SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017

Revenue	$1,046	$11	$8,230	$22

Operating Expenses
Amortization	9,230	4,555	26,491	14,172
Compensation to officer and directors	15,000	15,000	45,000	913,654
General and administrative	205,505	76,015	647,346	188,352
Total Operating Expenses	229,735	95,570	718,837	1,116,178

Net Operating Loss	(228,689)	(95,559)	(710,607)	(1,116,156)

Other Income (Expense)
Other income	729	-	2,593	371
Gain (loss) on change in derivative liability	18,206	(40,628)	(423,975)	(40,628)
Loss on settlement or modification of notes and accounts payable	-	-	-	(73,497)
Interest expense and amortization of debt discount	(94,803)	(27,402)	(184,418)	(52,722)
Total Other Income (Expense)	(75,868)	(68,030)	(605,800)	(166,476)

Net Loss	(304,557)	(163,589)	(1,316,407)	(1,282,632)

Dividends Applicable to Preferred Stock	(3,642)	(952)	(10,646)	(1,807)
Accretion of Preferred Stock to Redemption Values	(2,690)	-	(8,839)	-

Net Loss Applicable to Common Stockholders	$(310,889)	$(164,541)	$(1,335,892)	$(1,284,439)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted	348,625,613	278,179,364	327,822,158	263,466,212

The accompanying notes are an integral part of these unaudited consolidated financial statements

APT SYSTEMS, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	October 31, 2018	October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,316,407)	$(1,282,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	26,491	14,172
Gain on investments	(2,593)	(343)
Loss on change in derivative liability	423,975	40,628
Amortization of debt discount	149,653	27,094
Loss on settlement or modification of notes and accounts payable	-	73,497
Stock issued for consulting services	-	868,654
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	51,761	17,141
Accounts payable and accrued expenses	345,617	44,163
Accrued officer compensation	45,000	45,000
Net cash used in operating activities	(276,503)	(152,626)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in software development	(48,500)	(20,007)
Net cash used in investing activities	(48,500)	(20,007)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of loan from director	-	(5,000)
Issuance of convertible notes and short-term notes payable	-	-
Proceeds from convertible notes and short-term notes payable, net of fees	328,500	94,500
Payments on convertible notes payable	(25,750)	(26,500)
Payments on notes payable	(5,000)	(1,320)
Purchase of treasury shares	-	(10,000)
Proceeds from issuance of common and preferred shares	-	130,000
Net cash provided by financing activities	297,750	181,680

Net change in cash and cash equivalents	(27,253)	9,047

Cash and cash equivalents at beginning of period	46,700	7,713
Cash and cash equivalents at end of period	$19,447	$16,760

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for :
Interest	$14,057	$-
Income Taxes	$-	$-

Non-Cash Transactions
Common stock issued for stock payable	$-	$1,180
Common stock issued to settle accounts and notes payable	$164,894	$39,713
Payment of expenses by director	$-	$5,095
Common stock issued for deferred offering costs	$21,000	$-
Accretion of dividend and redemption value of preferred stock (Series B & Series C)	$19,485	$-
Settlement of derivative liability	$263,564	$23,646
Convertible note payable issued for prepaid expenses	$75,000	$-
Debt discount created by derivative liability	$166,130	$30,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

APT SYSTEMS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2018 AND 2017

NOTE 1 - NATURE OF OPERATIONS

APT Systems, Inc. (“APT Systems”, “the Company”, “We” or “Us”) was incorporated in the State of Delaware on October 29, 2010 (“Inception”) to operate as a Fintech Company to engage in the creation of innovative financial platforms, financial apps and pioneering visualization solutions for charting the financial markets. We intend utilizing real time and delayed data networks along with graphic techniques pioneered in the gaming industry, so that APT’s solutions can speak to the mobile needs demanded by the next generation of traders. To facilitate our business plans, we applied for and were approved to access Know Your Customer (KYC) and Anti-Money Laundering (AML) data used by large financial institutions to create risk management reports and validate identity claims for persons accessing financial applications. Regulators require our platforms actively vet members and we can provide this service and reports to third parties for additional revenues. We are also developing credentials for verifying and reporting on an accredited investor’s status. We completed work on redesigning all of the logos for our brands and then updated our main website at www.aptsystemsinc.com.

In August of 2017, the company launched a wholly owned Delaware subsidiary Snapt Games, Inc. Management admires graphic techniques used in the gaming industry and wants to selectively introduce these to its charting tools and financial platforms. The company acquired its first game app on August 24, 2017 and rebranded it Chick Chick Boom for release worldwide. In November, the company formally launched its second game called Hogg Wild.

On September 1, 2017, the Company formed and incorporated a second wholly owned subsidiary named RCPS Management, Inc. in Colorado. This company will concentrate on the development of payment and escrow systems under the brand Verifundr.

During the quarter ending April 30, 2018, the Company acquired a novelty app for $36,000. Apple deducts a 30% handling fee and there are marketing costs to maintain this income stream for Snapt Games. The Company analyzed the acquisition in accordance with ASC 805 and determined it to be a group of similar identifiable asset and as such is being accounted for as an asset acquisition. The Company has completed initial work on its third game app and its Candy Chefs game was released on June 28, 2018.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As of October 31, 2018, the Company had cash of $19,447, insufficient revenue to meet its ongoing operating expenses, liabilities of $1,626,251, accumulated losses of $4,112,646 and a shareholders’ deficit of $1,525,781.  The Company has not, as yet generated significant revenues as its key products are still under development.

The financial statements for the period ended October 31, 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

These financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of APT Systems have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading.  Operating results for the three and nine months ended October 31, 2018 are not necessarily indicative of the final results that may be expected for the year ended January 31, 2019.   For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2018 included in our Form 10-K filed with the SEC.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of October 31, 2018:

Fair value measured at October 31, 2018
	Total carrying value at October 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Assets:
Foreign currency investments	$17,715	$-	$-	$17,715

Liabilities:
Derivative liabilities	$326,541	$-	$-	$326,541

There were no transfers between Level 1, 2 or 3 during the period.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the CEO and President on an ongoing basis. Accrued officer compensation as of October 31, 2018 and January 31, 2018 was $275,300 and $230,300, respectively. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2019. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

NOTE 5 – SOFTWARE AND WEBSITE

The Company has software that it uses for the development of certain mobile applications. The Company recorded amortization expense of $26,491 and $18,724 for the periods ended October 31, 2018 and January 31, 2018, respectively.  No impairment was recorded for the periods ended October 31, 2018 and January 31, 2018.

	October 31, 2018	January 31, 2018
Charting software	$102,705	$102,705
Ken Chart Native Apps	57,507	45,007
Website	2,080	2,080
ThemeZone	36,000	-
	198,292	149,792
Accumulated amortization	(67,506)	(41,015)
Net book value	$130,786	$108,777

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Noteholder 1

On January 8, 2014, the Company issued an unsecured convertible note to one investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000. This convertible note accrues interest at the rate of 19% per annum and is convertible at $0.0001. The Company secured an initial extension of the convertible note to January 29, 2015 and subsequently obtained a further extension to December 31, 2016. The note has been reduced to $28,500 through the sales of part of the debt to unrelated third parties in prior periods as of January 31, 2018 and October 31, 2018.

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

During the nine months ended October 31, 2018, a payment of $750 was made on the note bringing the balance down to $11,750.

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

During the quarter ended October 31, 2018, the remaining $25,000 of principal and interest of $2,926 was converted into 9,822,634 shares of common stock in accordance with the terms of the agreement, leaving a balance of $0.  As a result of the conversions $72,597 of the derivative liability was reclassified to additional paid in capital.

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

On May 14, 2018, the Company amended this agreement to extend the maturity date to July 14, 2018 and was charged $11,000. On July 14, 2018, the Company amended this agreement to extend the maturity date to August 14, 2018 and was charged $5,500. On August 14, 2018, September 13, 2018 and October 14, 2018 the Company amended this agreement to extend the maturity date by approximately one month each time.  Each of these extension fees was charged to a day one loss on derivative liability.

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

During the quarter ended October 31, 2018, the note holder executed five, $15,000 conversions and converted a total of $75,000 of the note into 26,772,201 shares of common stock.  As a result of the conversion $119,943 of the derivative liability was reclassified to additional paid in capital.  In addition, during the quarter ending October 31, 2018 related to the three amendments discussed above the company recorded a day one derivative liability of $10,268 which was allocated as a debt discount of $7,500 and a day one loss of $2,768.  As of October 31, 2018, the remaining balance on the convertible note was $89,000.

Subsequent to quarter end the note was extended for addition one-month terms and now matures January 14, 2019.

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

As of October 31, 2018 and January 31, 2018, $26,276 was outstanding.

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

On October 1, 2018, due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $215,939 and recorded as a debt discount of $141,130 and a day one loss of $74,809.

During the quarter ended October 31, 2018, the note holder executed two conversions and converted a total of $40,000 of the note and $1,967 of interest and fees into 19,825,116 shares of common stock.  As a result of the conversion $53,534 of the derivative liability was reclassified to additional paid in capital.

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

The Company entered into an additional agreement with this party on June 15, 2018 for a new convertible note for $63,000 and received cash proceeds of $60,000.  The note is due and payable on March 30, 2019 and bears interest at 8% per annum. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty up to 42% depending on when it is prepaid. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 58% of the average of the two lowest trading prices during the previous 15 trading days.

The Company entered into an additional agreement with this party on September 26, 2018 for a new convertible note for $43,000 and received cash proceeds of $40,000.  The note is due and payable on July 15, 2019 and bears interest at 8% per annum. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty up to 42% depending on when it is prepaid. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to 58% of the average of the two lowest trading prices during the previous 15 trading days.

Noteholder 8

The Company entered into an agreement on August 24, 2018 for a new convertible note for $25,000 and received cash proceeds of $24,000. The notes is due and payable February 24, 2019 and bears interest at 8% per annum with no original issuance discount but includes $1,000 of legal fees due at closing. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty up to 40%. The Note becomes convertible 180 days after issuance into the shares of the Company’s common stock. The conversion rate is equal to the 70% of the lowest trading price the five trading days prior to conversion.

Noteholder 9

The Company entered into an agreement on August 24, 2018 for a new convertible note for $25,000 and received cash proceeds of $24,000. The notes is due and payable February 24, 2019 and bears interest at 8% per annum with no original issuance discount but includes $1,000 of legal fees due at closing. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty up to 40%. The Note becomes convertible 180 days after issuance into the shares of the Company’s common stock. The conversion rate is equal to the 70% of the lowest trading price the five trading days prior to conversion.

Noteholder 10

The Company entered into an agreement on October 26, 2018 for a new convertible note for $8,000 and received cash proceeds of $8,000. The notes is due and payable October 25, 2019 and bears interest at 8% per annum. The Note becomes convertible 180 days after issuance into the shares of the Company’s common stock. The conversion rate is equal to the 55% of the trading price on the date of conversion.

Noteholder 11

On August 24, 2018 the company entered into an advertising agreement with Cicero Consulting Group for a combination of payments including $75,000 note and issuance of $75,000 worth of preferred shares. The note is due six months following issuance and carries an interest rate of 8%.  The Note becomes convertible 180 days after issuance into the shares of the Company’s common stock. The conversion rate is equal to the 70% of the lowest trading price the five trading days prior to conversion.

Summary

The following table summarizes all convertible notes outstanding as of October 31, 2018 and January 31, 2018:

			Carrying Value
Holder	Issue Date	Due Date	October 31, 2018	January 31, 2018
Third Parties
Noteholder 1a	1/8/2014	Past Due	$28,500	$28,500
Noteholder 1b	4/23/2015	Past Due	5,000	5,000
Noteholder 1c	11/27/2017		-	5,000
Noteholder 2	10/2/2015	Past Due	11,750	12,500
Noteholder 3	8/28/2017		-	50,000
Noteholder 4	11/14/2017	11/14/2018	89,000	155,000
Noteholder 6	4/4/2018	4/4/2019	110,000	-
Noteholder 7a	5/18/2018	2/28/2019	43,000	-
Noteholder 7b	6/15/2018	3/30/2019	63,000	-
Noteholder 7c	9/26/818	7/15/2019	43,000	-
Noteholder 8	8/24/2018	2/24/2019	25,000	-
Noteholder 9	8/24/2018	2/24/2019	25,000	-
Noteholder 10	10/26/2018	10/25/2019	8,000	-
Noteholder 11	8/24/2018	2/24/2019	75,000	-
Related Parties
Noteholder 5a	11/23/2015	12/31/2018	3,000	3,000
Noteholder 5b	12/8/2015	12/31/2018	16,121	16,121
Noteholder 5c	1/12/2016	1/31/2019	1,500	1,500
Noteholder 5d	3/10/2016	1/31/2019	2,770	2,770
Noteholder 5e	3/15/2016	1/31/2019	2,885	2,885

Total Convertible Notes Payable			552,526	282,276
Less: net discount on convertible notes payable			(95,458)	(26,481)
Less, current portion			(457,068)	(255,795)
Long term portion of convertible notes payable			$-	$-

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

Noteholder 2

On November 20, 2014, the Company received $5,000 by way of an unsecured short-term loan from a non-related party for a term of nine months at 10% interest due upon repayment. The note payable and accrued interest was scheduled to be repaid on May 21, 2015. The Company was successful in obtaining an extension until December 31, 2015 upon making an interim renewal payment of $400. As of January 31, 2018, we are default under the loan agreement.  The principle of the note was paid back during the quarter ending April 30, 2018 and accrued interest was repaid during the quarter ended July 31, 2018. Interest adjustments of $ 246.64 were paid in September. The lender continues to demand additional payments, in an amount of $2,872, which remains in dispute.

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

Noteholder 5

The Company entered into a stock transfer agency agreement dated November 19, 2014 with Pacific Stock Transfer. As part of the agreement, amounts owed to the Company’s previous stock transfer agent of $7,430 were paid by Pacific Stock Transfer, of which $2,189 is to be repaid to Pacific Stock Transfer by the Company in installments of $250 per month beginning on January 3, 2015. Interest at 5% per annum accrues on the unpaid balance of the loan for each month. As of January 31, 2018, we are not in default under this loan agreement as in August 2016 we renegotiated the terms for this loan and interest payment commenced in November 2016. As of October 31, 2018 and January 31, 2018 the balance due was $3,140. The note was not paid and is now considered past due.

The following table summarizes all notes outstanding as of October 31, 2018 and January 31, 2018:

			Carrying Value
Holder	Issue Date	Due Date	October 31, 2018	January 31, 2018
Third Parties
Noteholder 1a	8/12/2016	Past Due	$26,000	$26,000
Noteholder 1b	9/21/2016	Past Due	25,909	25,909
Noteholder 2	11/7/2014		-	5,000
Noteholder 3a	6/17/2015	Past Due	3,000	3,000
Noteholder 3b	6/28/2015	Past Due	2,700	2,700
Noteholder 3c	9/22/2015	Past Due	1,950	1,950
Noteholder 4	6/15/2016	Past Due	7,000	7,000
Noteholder 5	8/11/2016	Past Due	3,140	3,140

Total Notes Payable			$69,699	$74,699

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

The fair value of the embedded derivatives for the note was determined using the Black-Scholes option pricing model based on the following assumptions during the nine months ended October 31, 2018: (1) dividend yield of 0%, (2) expected volatility ranging from 147% - 310%, (3) risk- free interest rate ranging from 1.67 – 2.49%, (4) expected life ranging from 0.03 – 0.51 of a year, and (5) estimated fair value of the Company’s common stock ranging from $0.0039 - $.0135 per share. The instrument was fair valued on the date it became convertible, each conversion date and the period end date of October 31, 2018.

The table below presents the change in the fair value of the derivative liability during the nine months ending October 31, 2018:

Fair value as of January 31, 2018	$-
Fair value on the date of issuance recorded as a debt discount	166,130
Fair value on the date of issuance recorded as a loss on derivatives	541,483
Settlement of derivative liability	(263,564)
Gain on change in fair value of derivatives	(117,508)
Fair value as of October 31, 2018	$326,541

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

APT Systems, Inc. agrees to pay Apollo Games, Inc. the amount of $3,500 payable in the combination of $500 cash or check, $1,500 in preferred shares and $1,500 in common restricted shares of APT Systems, Inc within 30 days of completion of this purchase agreement. Apollo Games, Inc. further agrees to provide marketing and administrative support for a period not less than three months from the date of the agreement first written above at the monthly rate of $1,820 beginning on October 1, 2017. Monthly rate to be paid in the combination of 50% common shares and 50% preferred shares of APT Systems or as otherwise mutually agreed by both parties in writing.  As of October 31, 2018 all amounts to be settled in shares are recorded in accounts payable as the shares have not been issued. As of October 31, 2018, $26,660 is due and will be settled in either cash or a combination of Series B Preferred Shares and Common Shares.

In June 2018 the Company entered into an agreement with a consultant who is to provide strategic advice.  The agreement is for an initial term of six months with a total fee of 15,000,000 shares of common stock. As of October 31, 2018 the shares have not been issued. As of October 31, 2018 the Company recorded $71,000 to accounts payable related to this agreement.

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

During the three months ending October 31, 2018 the Company issued 56,419,951 shares to settle $144,894 in convertible notes payable and accrued interest.

On August 22, 2018 the Company sent an Amendment to the APT SYSTEMS 10B-18 STOCK REPURCHASE PLAN. The company (Apt Systems Inc) and the broker dealer (Wilson Davis and Co. Inc) agreed to suspend the stock repurchase plan until December 1, 2018 after which the repurchase plan is once again effective. This amendment was voluntarily entered into by both parties. The company intends to return shares currently in the account to Treasury.

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

The directors signed a resolution to restructure the preferred shares and created Series C preferred shares with a par value of $0.001 and 750,000 shares authorized.  The Series C Preferred Stock bears dividends (interest) at an annual rate of twelve percent (12%) payable annually and is convertible into shares of the Company’s common stock following the first anniversary of the issuance, at a conversion price of 70% of the average closing sale price for the Company’s common stock for the two trading days prior to conversion. If insufficient shares are available the Company is required to redeem the shares for cash.  The cash redemption price for Series C preferred shares will be face value plus 12% plus accrued dividends.  The Series C Preferred Stock may be redeemed by the Company at any time prior to conversion at its face amount plus accrued but unpaid dividends. The Series C Preferred Stock has a liquidation preference equal to the greater of (a) the value of the common shares into which it could be converted or (b) its face amount plus accrued but unpaid dividends. The Series C Preferred Stock is without voting rights except as required by the Delaware General Corporation Law.

As of January 31, 2018 the Company sold 65,000 shares of Series B preferred shares and 32,500 shares of Series C preferred shares all at $1 per share.  No shares were sold during the nine months ended October 31, 2018.

On August 28, 2018 the company entered into an advertising agreement with Cicero Consulting Group for a combination of payments including $75,000 note and issuance of $75,000 worth of preferred shares. The preferred shares were valued at $1 per shares and issued as fully vested at the beginning of the service period. The Company recognized expense during the nine months ended October 31, 2018 of $55,435 related to this issuance. The remaining value will be recognized in the fourth quarter of fiscal 2019 and is currently recorded as $19,565 in prepaid expenses related to the note payable issuance and $75,000 as a contra-equity account related to the preferred shares issued.

For the nine months ended October 31, 2018 and 2017, total dividends applicable to Series B and C Preferred Stock was $5,707 and $4,939 respectively. The Company did not declare or pay any dividends in fiscal 2019. Although no dividends have been declared, the cumulative total of preferred stock dividends due to these stockholders upon declaration was $10,646 as of October 31, 2018.

For the nine months ended October 31, 2018, the carrying value of the Series B and Series C was increased $3,900 and $4,939, respectively to reflect the possible cash redemption value to reflect accrued dividends (even if undeclared) and the cash redemption premium. The carrying value of the Series B preferred shares was $74,607 and $65,000 as of October 31, 2018 and January 31, 2018. The carrying value of the Series C preferred shares was $42,378 and $32,500 as of October 31, 2018 and January 31, 2018.

The Company evaluated the Series B and C Preferred Stock and concluded that the redemption features qualify for temporary equity presentation in accordance with ASC 480-10-S99.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non- statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of October 31, 2018 no options have been issued under this Plan.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to the period ending October 31, 2018, the Company issued 39,644,839 shares of common stock in settlement of $58,000 of convertible notes and $1,720 of accrued interest in accordance with the terms of the convertible notes.

The Company entered into an agreement on December 6, 2018 for a new convertible note for $73,000. The note is due and payable on September 30, 2019 and bears interest at 8% per annum. If the Note is paid off prior to the due date, the Company is required to pay the face amount plus a penalty up to 42% depending on when it is prepaid. Also noted, after 181 days from the issuance date, the Note is convertible into the shares of the Company’s common stock. The conversion rate is equal to the greater of 58% of the average of the two lowest trading prices during the previous 15 trading days.

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

On September 1, 2017, the Company formed and incorporated a second wholly owned subsidiary named RCPS Management, Inc. in Colorado. This company will concentrate on the development of payment and escrow systems under the brand Verifundr. The global financial system continues to undergo disruptive changes resulting in our emerging mobile “less-cash” society.  Verifundr technologies and platform offer unique solutions for verification, escrow, and fund distribution to assist the public in navigating this new environment. To further embrace trends, we are implementing smart contract and have built a stable coin. The technical documentation is completed and the company is ready to begin building this platform that will employ Blockchain to build its escrow contracts. The company became a member of the Enterprise Ethereum Alliance last November. The Company continues to explore blockchain technology and cryptocoins, SperaSM, our stable coin pegged to the US dollar. The Company has built the Spera coin with help from MLG Blockchain and requires an audit for security testing, which is not yet completed, before it can be released as a beta product.  A website outlining these achievements with a video demonstration was launched in November.

As a Fintech company developing its platforms, APT services and products can later extend to include:

•Financial Software and Analytical Software Development

•Algorithmic Applied Technology

•Trading Platforms and Exchanges, Linked to User Brokerage Accounts

•Explore Smart Contracts

•Use Blockchain to develop platforms for a Spera cryptoasset based on ERC-20 protocols

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

With the boards approval we started an application process for a broker license and the completion of the application is subject to raising and additional $200,000 to complete all requirements. To date, the Company has succeeded in obtaining an approval to access KYC (Know Your Customer) and AML (Anti-money Laundering) reports.  This will become a future source of revenue when we are able to create a separate dashboard for clients to access run custom APT reports for their risk management.

On December 13, 2018, the company released the CEO’s update to shareholders as a press release. Announced was the opening of a new operation for the recycling of e-waste and recovery of precious metals. Our business model is to promote technology for use by our clients and managing waste before it lands in dumps and is a corporate commitment to help keep the environment clean. We believe this operation will generate predictable cash flow and the company estimates becoming cash flow positive in the first half of 2019. Management’s goal is to reduce its dependence on loans and notes.

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

Effective November 1, 2013, the Company began to accrue a monthly salary of $5,000 per month for the CEO and President on an ongoing basis. Accrued officer compensation as of October 31, 2018 and January 31, 2018 was $275,300 and $230,300, respectively. As resolved, the accrued compensation will only be paid after January 1, 2018 as and when the directors decide the Company has sufficient liquidity to pay some, or all, of the amounts accrued in cash or by issuing shares. The President of the Company can also consider submitting a request to the Board of Directors for permission to convert some, or all, of her accrued compensation into shares of the Company’s common stock on payments due above of $170,300, but only after January 1, 2019. The share price considerations will be either the publicly quoted share price, when such a publicly quoted price is available; or equal to or above the last cash price the Company recorded for the sale of its common shares to third parties.

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

Research and Development

We have incurred minimal cost in the fiscal years ended October 31, 2018 and 2017, respectively, on research and development of our website and mobile applications that was included as part of consulting services incurred to date. We plan to spend further funds on research and development activities in the future as the development of our software applications continue if we are able to raise the necessary funding.

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

For the Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

Revenue

The Company generated $1,046 in Games revenue during the three months ended October 31, 2018 compared to $11 in 2017.

Operating Expenses

Operating expenses were $229,735 for the three month period ended October 31, 2018 compared to $95,570 for the three month period ended October 31, 2017, which is an increase of $134,165. The increase in operating expenses for the three months ended October 31, 2018 as compared to the three Months ended October 31, 2017 was due primarily to increases in advertising, software development and professional fees.

Operating Loss

We incurred an operating loss of $228,689 and $95,559 for the three months ended October 31, 2018 and 2017, respectively. The increase of $133,130 is due to the factors described above.

Other Income (Expense)

Other Income (Expense) for the three months ended October 31, 2018 totaled ($75,868) compared to ($68,030) for the three months ended October 31, 2017. The increase in Other Expenses of $7,838 was mainly attributed to the in change of derivative liabilities and an increase of interest expense and amortization of debt discount.

Net Loss

The Company incurred a net loss of $304,557 for the three months ended October 31, 2018 compared to a net loss of $163,589 for the three months ended October 31, 2017, an increase of $140,968 due to the factors discussed above.

For the Nine Months Ended October 31, 2018 Compared to the Nine Months Ended October 31, 2017

Revenue

The Company generated $8,230 in App revenue during the nine months ended October 31, 2018 compared to $22 in 2017.

Operating Expenses

Operating expenses were $718,837 for the nine month period ended October 31, 2018 compared to $1,116,178 for the nine month period ended October 31, 2017, which is a decrease of $397,341. The decrease in operating expenses for the nine months ended October 31, 2018 as compared to the nine Months ended October 31, 2017 was due primarily to a decrease in one time compensation to officers and directors related to a stock grant.

Operating Loss

We incurred an operating loss of $710,607 and $1,116,156 for the nine months ended October 31, 2018 and 2017, respectively. The decrease of $405,549 is due to the factors described above.

Other Income (Expense)

Other Income (Expense) for the nine months ended October 31, 2018 totaled ($605,800) compared to ($166,476) for the nine months ended October 31, 2017. The increase in Other Expenses of $439,324 was mainly attributed to a loss in change of derivative liabilities.

Net Loss

The Company incurred a net loss of $1,316,407 for the nine months ended October 31, 2018 compared to a net loss of $1,282,632 for the nine months ended October 31, 2017, an increase of $33,775 due to the factors discussed above.

Cash flow information for the Nine Months ended October 31, 2018 compared to the Nine Months ended October 31, 2017

As of October 31, 2018, the Company had cash of $19,447, insufficient revenue to meet its ongoing operating expenses, and liabilities of $1,626,251 accumulated losses of $4,112,646 and a shareholders’ deficit of $1,525,781.

The unaudited financial statements for the nine months ended October 31, 2018 have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, loans from directors and, or, the sale of common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used for operating activities was $276,503 for the nine month period ended October 31, 2018. This compares to net cash used for operating activities of $152,626 for the nine month period ended October 31, 2017. In both periods our negative cash flow from operations is the result of insufficient revenue and profits to offset ongoing operating expenses.

Cash flows used in investing activities were at $48,500 and $20,007 for the nine month periods ended October 31, 2018 and 2017 arising from software development.

Cash flows provided by financing activities were $297,750 for the nine month period ended October 31, 2018 which compares to cash flows provided by financing activities of $181,680 for the nine month period ended October 31, 2017. During the nine months ended October 31, 2018 we received $328,500 of cash proceeds from the issuance of convertible notes payable. During the same period we made payments of $30,750 to pay down Notes Payable and Convertible Notes Payable. By comparison, during the nine months ended October 31, 2017, we made repayments to a director in the amount of $5,000, received $130,000 from the issuance of common and preferred shares, received $94,500 from issuance of convertible notes, made payments of $27,820 to pay down Notes Payable and Convertible Notes Payable and paid $10,000 to purchase treasury shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Liquidity and Capital Resources

As of October 31, 2018, we had cash and cash equivalents of $19,447.

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

Consulting Services

During the nine months ended October 31, 2018, the Company no longer provides technical writing and computer assisted design services to other startups. This revenue source diminished as was anticipated and is $0 for the quarter ending October 31, 2018.

Seasonality

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2018. Based on this assessment, management believes that as of October 31, 2018, our internal control over financial reporting was not effective based on those criteria.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the nine month periods ended October 31, 2018 and 2017, there was one legal proceeding, to which we are a party, which would not have a material adverse effect on our business, financial condition or operating results and none other are threatened or pending to the best of our knowledge.

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

During the three months ending October 31, 2018 the Company issued 56,419,951 shares to settle $144,894 in convertible notes payable and accrued interest.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended October 31, 2018, there were no purchases of equity securities by the Company and affiliated purchasers.

Stock Options

The Company adopted the 2013 Equity Incentive Plan (the “Plan”) on January 31, 2012, reserving 5,500,000 shares for future issuances, of which a maximum of 2,500,000 may be issued as incentive stock options. The Plan provides for the issuance of non-statutory stock options or restricted stock to officers and employees, with an exercise price that is at least equal to the fair market value of the Company’s common stock on the date of grant. Vesting terms and the lives of the options are to be determined by the Board of Directors upon grant. As of October 31, 2018, no options have been issued under this Plan.

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

* Previously filed with Form S-1 Registration Statement, May 23, 2012

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2018.

APT Systems, Inc.

By: /s/ Glenda Dowie
Glenda Dowie, President and Chief Executive Officer

By: /s/ Carl Hussey
Carl Hussey, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Glenda Dowie	President, Chief Executive Officer and Director	December 19, 2018
Glenda Dowie	Title	Date

/s/ Joseph Gagnon	Secretary, Chief Technical Officer and Director	December 19, 2018
Joseph Gagnon	Title	Date

/s/ Carl Hussey	Treasurer, Chief Financial Officer and Director	December 19, 2018
Carl Hussey	Title	Date